Form 10-Q
period 2010-03-31
Convio, Inc.
filed 2010-05-25
CIK 1407450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number: 001-34707

Convio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-2935609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11501 Domain Drive, Suite 200, Austin, Texas 78758

(Address of Principal Executive Offices)(Zip Code)

Telephone: (512) 652-2600

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 17,369,797 as of May 14, 2010.

Convio, Inc.

Form 10-Q for the Three Months Ended March 31, 2010

Cautionary Statement

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-Q (as well as documents incorporated herein by reference) may be considered “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include declarations regarding the intent, belief or current expectations of Convio, Inc. and its management and may be signified by the words “expects,” “anticipates,” “target,” “project,” “goals,” “estimates,” “potential,” “predicts,” “may,” “might,” “could,” “intends,” “believes” or similar language. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements.  Factors that could cause or contribute to such differences include those discussed under “Risk Factors” and elsewhere in this report.  Convio, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.  Financial Information

Item 1.  Unaudited Consolidated Financial Statements

Convio, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,194	$16,662
Accounts receivable, less allowance of $90 and $231 at March 31, 2010 and December 31, 2009, respectively	9,170	9,143
Prepaid expenses and other current assets	2,750	1,610
Total current assets	28,114	27,415
Property and equipment, net	3,455	3,276
Goodwill	5,527	5,527
Intangible assets, net	4,574	4,973
Other assets	126	153
Total assets	$41,796	$41,344
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$565	$503
Accrued liabilities	3,273	2,386
Accrued compensation	1,476	2,547
Deferred revenue	16,922	17,362
Current portion of capital lease obligations	31	90
Current portion of long-term debt	741	773
Convertible preferred stock warrant liability	1,844	1,375
Total current liabilities	24,852	25,036
Capital lease obligations, net of current portion	10	16
Long-term debt, net of current portion	1,170	1,332
Total liabilities	26,032	26,384
Commitments and Contingencies (note 4)
Convertible preferred stock (note 6)	33,869	33,869
Stockholders’ deficit:
Series P common stock: $0.001 par value; 19,118,440 shares authorized at March 31, 2010 and December 31, 2009; 5,426,203 and 5,366,076 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	5	5
Series Q common stock: $0.001 par value; 1,337,211 shares authorized at March 31, 2010 and December 31, 2009; 198,796 shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Series R common stock: $0.001 par value; 676,055 shares authorized at March 31, 2010 and December 31, 2009; 676,025 shares issued and outstanding at March 31, 2010 and December 31, 2009	1	1
Series S common stock: $0.001 par value; 1,086,233 shares authorized at March 31, 2010 and December 31, 2009; 1,086,209 shares issued and outstanding at March 31, 2010 and December 31, 2009	1	1
Additional paid-in capital	37,962	37,340
Accumulated deficit	(56,074)	(56,256)
Total stockholders’ deficit	(18,105)	(18,909)
Total liabilities and stockholders’ deficit	$41,796	$41,344

See accompanying notes.

Convio, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenue:
Subscription and services	$14,363	$13,283
Usage	2,330	1,377
Total revenue	16,693	14,660
Cost of revenue (1)(2)	6,297	6,196
Gross profit	10,396	8,464
Operating expenses:
Sales and marketing(2)	5,324	5,434
Research and development(2)	2,525	2,495
General and administrative(2)	1,538	1,660
Amortization of other intangibles	272	356
Total operating expenses	9,659	9,945
Income (loss) from operations	737	(1,481)
Interest income	1	2
Interest expense	(63)	(143)
Other income (expense)	(469)	(164)
Income (loss) before income taxes	206	(1,786)
Provision for income taxes	24	25
Net income (loss)	$182	$(1,811)
Net income (loss) attributable to common stockholders (note 2)
Basic	$104	$(1,811)
Diluted	$182	$(1,811)
Net income (loss) per share attributable to common stockholders (note 2)
Basic	$0.01	$(0.25)
Diluted	$0.01	$(0.25)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders
Basic	7,356	7,302
Diluted	14,350	7,302

(1)                                  Includes amortization of acquired technology of $127 and $254 for the three month period ended March 31, 2010 and 2009, respectively.

(2)                                  Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$118	$140
Sales and marketing	164	245
Research and development	83	101
General and administrative	164	317

See accompanying notes.

Convio, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$182	$(1,811)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	574	569
Amortization of intangible assets	399	610
Amortization of debt issuance costs	7	40
Revaluation of warrants to fair value	469	174
Stock-based compensation	529	803
Changes in operating assets and liabilities:
Accounts receivable	(27)	(2,333)
Prepaid expenses and other assets	(1,121)	(616)
Accounts payable	62	224
Accrued liabilities	(183)	(591)
Deferred revenue	(440)	2,361
Net cash provided by (used in) operating activities	451	(570)
Cash flows from investing activities:
Capitalization of software development costs	(225)	—
Purchase of property and equipment, net	(528)	(158)
Net cash used in investing activities	(753)	(158)
Cash flows from financing activities:
Payments made on long-term debt and capital lease obligations	(259)	(839)
Proceeds from issuance of common stock upon exercise of options	93	7
Net cash used in financing activities	(166)	(832)
Net change in cash and cash equivalents	(468)	(1,560)
Cash and cash equivalents at beginning of period	16,662	13,828
Cash and cash equivalents at end of period	$16,194	$12,268
Supplemental information:
Interest paid	$49	$93
Taxes paid	$5	$—

See accompanying notes.

Convio, Inc.

Notes to Unaudited Consolidated Financial Statements

(unaudited)

1. The Company

Convio, Inc., together with its wholly-owned subsidiary (collectively, the “Company” or “Convio”), is a provider of on-demand constituent engagement solutions that enable nonprofit organizations (“NPOs”) to more effectively raise funds, advocate for change and cultivate relationships with donors, activists, volunteers, alumni and other constituents. The Company’s integrated solutions include its Convio Online Marketing (“COM”) platform and Convio Common Ground CRM, its constituent relationship management application. The COM platform enables NPOs to harness the full potential of the Internet and social media as new channels for constituent engagement and fundraising. Common Ground delivers next-generation donor management capabilities, integrates marketing activities across online and offline channels and is designed to increase operational efficiency. The Company’s solutions are enhanced by a portfolio of value-added services tailored to its clients’ specific needs.

The Company was incorporated in Delaware on October 12, 1999. On February 16, 2007, the Company acquired GetActive Software, Inc. (“GetActive”), a privately owned company based in Berkeley, California. The Company acquired GetActive, a provider of online constituent relationship management software and services and a competitor of the Company, to expand its client base and increase its market presence in the nonprofit market. The Company currently markets its products and services throughout North America.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Prospectus filed pursuant to rule 424(b) under the Securities and Exchange Act, as amended (“the Securities Act”) with the SEC on April 29, 2010 (the “Prospectus”). The December 31, 2009 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of the Company’s statement of financial position as of March 31, 2010 and December 31, 2009, the Company’s results of operations and its cash flows for the three months ended March 31, 2010 and 2009. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2010. All references to March 31, 2010 or to the three months ended March 31, 2010 and 2009 in the notes to the consolidated financial statements are unaudited.

Basis of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

Quarterly Financial Information

The Company’s quarterly operating results normally fluctuate as a result of seasonal variations in its business, principally due to usage revenue which is derived from funds raised by its clients at special events and sales commissions which are expensed in the period in which the agreements are signed. The growth and amount of usage revenue vary based on the number of events, the percent of funds raised online for these events, the growth and success of events and the signing of new clients for events. The Company recognizes the usage revenue from these events when it bills clients. Usage revenue is seasonal as events are typically held in the spring and fall. Historically, the Company’s usage revenue has been higher during the second and third quarters. In addition, period-over-period comparisons may be impacted significantly by the addition or loss of any special events of enterprise clients. The Company’s operating expenses may also fluctuate as a result of sales commissions. The Company expenses sales commissions in the period in which it signs agreements, but the Company generally recognizes the related revenue over the terms of those agreements. The Company may report poor operating results due to higher sale commissions in a period in which it experiences strong sales of its solutions, particularly sales to enterprise clients. Alternatively, the Company may report better operating results due to lower sales commissions in a period in which it experiences a slowdown in sales. As a result, its sales and marketing expenses may fluctuate quarterly and will not be indicative of annual sales and marketing expenses.

Convio, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

(unaudited)

2. Summary of Significant Accounting Policies

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental United States GAAP as found in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

Revenue Recognition

The Company derives its revenue from subscriptions, services and usage and recognizes revenue in accordance with relevant authoritative accounting principles. The Company’s subscription arrangements do not allow the client to take possession of the software application. The Company’s arrangements do not contain general rights of return. The Company recognizes revenue when all of the following conditions are met:

•                  there is persuasive evidence of an arrangement;

•                  the service has been provided to the client;

•                  the collection of the fees is reasonably assured; and

•                  the amount of fees to be paid by the client is fixed or determinable.

In determining whether collection of the subscription and related services fee is reasonably assured, the Company considers financial and other information about clients, such as a client’s funding level, obtained as part of the Company’s sales effort with the clients. As a client relationship progresses, the Company also considers the client’s payment history. The Company’s experience in determination of collectibility has historically been good as bad debt expenses have not been significant to date.

Convio, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

In determining whether the fee is fixed or determinable, the Company only recognizes revenue for amounts that the client is legally obligated to pay. There are no instances where the Company is recognizing revenue prior to invoicing the client. For example, for multi-year contracts where the client has the right to cancel a portion of the contractual term, the Company only recognizes revenue for amounts related to the noncancellable portion of the contract until the client has relinquished its right to cancel. For multi-year contracts with increasing annual payments, the Company recognizes revenue based upon the amounts actually invoiced which results in an increasing amount of revenue recognized each year. For multi-year contracts with decreasing annual payments, the Company recognizes revenue ratably using the entire noncancellable contract value which results in cash received in the early portion of the contract term exceeding the amount of revenue recognized. For contracts that have usage-based terms, the Company recognizes revenue when the usage amounts are reported and billed to the client.

Subscription and services revenue is recognized ratably over the term of the agreement beginning on the activation date. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Services revenues, when sold with a subscription of the Company’s modules do not qualify for separate accounting as the Company does not have objective and reliable evidence of fair value of the undelivered subscription service. Therefore, it recognizes such services revenue ratably over the term of the related subscription agreement.

When the Company sells services other than with the subscription of its modules, the Company considers the following factors to determine the proper accounting:

•                  availability of the services from other vendors;

•                  whether objective and reliable evidence of fair value exists for the undelivered elements;

•                  the nature of the services;

•                  the timing of when the services agreement was signed in comparison to the subscription service start date; and

•                  the contractual dependence of the subscription service on the client’s satisfaction with the services.

When the Company sells services other than with the subscription of its modules, the Company recognizes revenue under time and material contracts as the services are rendered and the Company recognizes revenue from fixed price contracts as milestones are achieved and, if applicable, accepted by the client.

Certain clients have contracts that provide for a percentage of donations received online through its modules to be paid to the Company in place of or in conjunction with the standard monthly subscription fee. In addition, certain clients have contracts which require payment of additional fees for usage above the levels included in the standard monthly subscription fee. Such fees are recognized as revenue when the usage amounts are determined and reported and billed to the client.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company’s subscription service described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancellable subscription agreements.

Convio, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

Research and Development

The Company capitalizes the costs to develop software for internal use (including the costs of developing the Company’s COM and Common Ground solutions) incurred during the application development stage as well as costs to develop significant upgrades or enhancements to existing internal use software. These costs are amortized on a straight-line basis over an estimated useful life of three years. During the quarter ended March 31, 2010, the Company capitalized approximately $225,000 of costs incurred to upgrade and enhance existing internal use software. Costs incurred to improve or enhance the Company’s products in the quarter ended March 31, 2009 were expensed as incurred as these costs did not qualify as significant upgrades or enhancements. Capitalized costs are recorded as part of property and equipment.

Sales Commissions

Sales commissions are earned by the salesperson at the time of contract signing and sales commissions are expensed as incurred.

Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs the positive evidence of its pre-tax income for the three months ended March 31, 2010 and forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through March 31, 2010, the Company has not identified any material uncertain tax positions for which liabilities would be required.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the estimated fair value of the award on that date, and is recognized as expense over the requisite service period, which is generally over the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of stock based awards.

Convio, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Share

Net income (loss) per share is presented in conformity with the two-class method required for participating securities. The holders of the Series C convertible preferred stock are entitled to receive dividends when, as and if declared by the board of directors, in preference to a declaration or payment of a dividend, at a rate of $0.7114 per share. In addition, the holders of the Series A and Series B convertible preferred stock are entitled to receive dividends, when, as and if declared by the board of directors, in preference to any common stock of the Company. The dividends are non-cumulative and as of March 31, 2010, no dividends had been declared. Holders of Series A, Series B and Series C convertible preferred stock do not share in losses of the Company.

Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income attributable to common stockholders is determined by allocating undistributed earnings between the holders of common stock and Series A, Series B and Series C convertible preferred stock. Diluted net income per share attributable to common stockholders is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of convertible preferred stock, on an if-converted basis, and outstanding stock options and convertible preferred stock warrants using the treasury stock method.

Due to losses incurred during the three months ended March 31, 2009, the shares associated with stock options, convertible preferred stock warrants and convertible preferred stock are not included in diluted net loss per share because they are anti-dilutive.

Series P, Series Q, Series R and Series S common stock have the same dividend rights, and therefore, result in basic and diluted net income (loss) per share being the same for each class of common stock. As such, net income (loss) per share for the three months ended March 31, 2010 and 2009 is presented on a combined basis.

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2009
Basic and diluted net loss per share
Numerator:
Net loss attributable to common stockholders	$(1,811)
Denominator:
Weighted average common shares outstanding, basic and diluted	7,302
Basic and diluted net loss per share	$(0.25)

Convio, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

Three Months Ended March 31, 2010
Basic net income per share
Numerator:
Net income	$182
Less: Undistributed earnings allocated to participating preferred stock	(78)
Net income attributable to common stockholders	$104
Denominator:
Weighted average common shares outstanding, basic	7,356
Basic net income per common share	$0.01

Diluted net income per share
Numerator:
Net income attributable to common stockholders	$182
Denominator:
Weighted average common shares outstanding, basic	7,356
Add: Outstanding convertible preferred stock	5,316
Add: Outstanding convertible preferred stock warrants	122
Add: Options to purchase common stock	1,556
Weighted average common shares outstanding, diluted	14,350
Diluted net income per common share	$0.01

The following table displays the Company’s other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share for the three months ended March 31, 2009, as the effect of including them would have been anti-dilutive (in thousands):

As of March 31, 2009
Stock options	2,900
Convertible preferred stock	5,316
Convertible preferred stock warrants	253

Recent Accounting Pronouncements

In October 2009, the FASB issued an ASU that amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the currently existing criteria that objective and reliable evidence of fair value for undelivered products or services exist in order to be able to separately account for deliverables. Additionally the ASU provides for elimination of the use of the residual method of allocating arrangement consideration and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables that can be accounted for separately based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

Convio, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

(unaudited)

2. Summary of Significant Accounting Policies (Continued)

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2010.

3. Fair Value Measurements

Financial assets and liabilities with carrying amounts approximating fair value include accounts receivable, accounts payable and accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. The carrying amount of the Company’s debt and other long-term liabilities approximate their fair value. The fair value of debt was based upon management’s best estimate of interest rates that would be available for similar debt obligations as of March 31, 2010 and 2009. The Company measures certain financial instruments at fair value on a recurring basis. As of March 31, 2010, those instruments were comprised of cash equivalents invested in money market mutual funds and preferred stock warrants. The fair value of the preferred stock warrant liability was estimated using the Black-Scholes valuation model. The fair value of these instruments was determined using the following inputs at March 31, 2010:

		Fair Value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$16,194	$16,194	—	—
Convertible preferred stock warrant liability	1,844	—	—	$1,844

Changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2010 were as follows:

December 31, 2009	$1,375
Unrealized gains (losses), net	469
March 31, 2010	$1,844

4. Commitments and Contingencies

On November 17, 2006, the Company entered into an office building lease with RREEF Domain, LP pursuant to which Convio was leasing approximately 67,000 square feet in an office facility located in Austin, Texas. In January 2008, the Company entered into an amendment to that lease pursuant to which Convio is leasing an additional 23,000 square feet for a total of approximately 90,000 square feet and the Company began occupying the additional space in January 2009. The lease has a term of seventy-eight months, which commenced in April 2007. The lease agreement contains escalating rent payments, which may be adjusted for component charges, taxes, insurance and maintenance related to the property. The total basic rent payable over the full seventy-eight month lease term (net of three months’ rent abatement) will be approximately $8,678,000. The Austin office under the lease serves as the Company’s headquarters.

In January 2010, the Company entered into a sublease agreement pursuant to which Convio sublet approximately 12,000 square feet of its office facility located in Austin, Texas. The sublease has a term of forty-four months. The total sublease payments receivable over the full forty-four month lease term will be approximately $823,000.

Convio, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

(unaudited)

4. Commitments and Contingencies (Continued)

On April 3, 2009, the Company entered into an office building lease with 1255 23rd Street, L.P. pursuant to which Convio is leasing approximately 12,000 square feet in an office facility located in Washington, D.C. Pursuant to the agreement, Convio will lease an additional 2,600 square feet beginning on August 1, 2013. The lease has a term of one hundred twenty months, which commenced on August 1, 2009. The lease agreement contains escalating rent payments, which may be adjusted for component charges, taxes, insurance and maintenance related to the property. The total basic rent payable over the full one hundred twenty month lease term will be approximately $7,420,000.

From time to time, the Company is subject to various claims that arise in the normal course of business. In the opinion of management, the Company is unaware of any pending or unasserted claims that would have a material adverse effect on the financial position, liquidity or results of the Company.

Certain executive officers are entitled to certain payments if they are terminated without cause or as a result of a change in control. Upon termination without cause, and not as a result of death or disability, each of such officers is entitled to receive a payment of base salary for four to six months following termination of employment and certain officers will be entitled to continue to receive coverage under medical and dental benefit plans for four to six months or until such officers are covered under a separate plan from another employer. Upon a termination other than for cause or with good reason following a change in control, each of such officers will be entitled to the same benefits as upon termination without cause and will also be entitled to certain acceleration of such officer’s outstanding unvested options at the time of such termination.

5. Income Taxes

In accordance with applicable accounting guidance, the income tax provision for the three months ended March 31, 2010 is based on the estimated annual effective tax rate for fiscal year 2010. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate change.

For the three-month periods ended March 31, 2010 and 2009, the Company’s provision for income taxes reflects an effective tax rate of approximately 11.5% and (1.4%), respectively. For each of the three-month periods ended March 31, 2010 and 2009, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.

The Company has significant deferred tax assets related to its net operating loss carryforwards and tax credits, and has provided a valuation allowance for the full amount of its deferred tax assets, as it is not more likely than not that any future benefit from deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards will be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs the positive evidence of its pre-tax income for the three months ended March 31, 2010 and forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.

The Company had approximately $148,000 in unrecognized tax benefits as of March 31, 2010. The Company does not expect to recognize any amount of the unrecognized tax benefit in the next twelve months, as the unrecognized income tax benefits relate to the uncertainty regarding certain credits taken on returns that have not been examined by the applicable tax authority. The Company’s tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdictions.

Convio, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

(unaudited)

6. Stockholders’ Equity

Series A, B and C Convertible Preferred Stock

As of March 31, 2010, the Company had outstanding 3,036,198, 1,138,380 and 1,141,459 shares of Series A, B and C convertible preferred stock, respectively. Each share of preferred stock was convertible into one share of common stock. The conversion of all shares of preferred stock into 5,316,037 shares of common stock occurred immediately prior to the closing of the Company’s initial public offering on May 4, 2010.

Stock Warrants

As of March 31, 2010, there were 252,655 shares of common stock issuable upon the exercise of outstanding warrants, assuming the conversion of all outstanding shares of preferred stock and common stock into shares of a single class of common stock immediately prior to the closing of the Company’s initial public offering, which occurred on May 4, 2010. The warrants had a weighted average exercise price of $4.55 per share.

Stock Option Plans

The Company has in effect equity compensation plans under which incentive stock options and non-qualified stock options have been granted to employees, directors and consultants to purchase shares of the Company’s Series P common stock at a price not less than the fair market value of the stock at the date of grant except in the event of a business combination.

2009 Stock Incentive Plan

During 2009, the Company’s Board of Directors approved resolutions to adopt the 2009 Stock Incentive Plan (the “2009 Plan”) providing for the issuance of up to 580,096 shares of the Company’s common stock to directors, employees, consultants and other independent advisors. The share reserve under the 2009 Plan contains an evergreen provision that allows for an annual increase on January 1 of each year equal to the lesser of (a) 4% of the aggregate outstanding shares on the first day of the applicable year and (b) any lesser amount determined by our board of directors. The 2009 Plan provides for the issuance of restricted common stock, incentive stock options or nonqualified stock options. Pursuant to the 2009 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant, or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant.

In the event of a change in control, outstanding stock options and other awards that are payable in or convertible into common stock under the 2009 Plan will terminate upon the effective time of the change in control unless provision is made in connection with the transaction for the continuation or assumption of such awards by, or for the substitution of the equivalent awards under a cash incentive program. Fifty percent of the outstanding stock options and other awards that will terminate upon the effective time of the change in control shall become fully vested immediately before the effective time of the change in control or upon involuntary termination, in the case the participant has completed at least one year of service with the company prior to the change in control. Participants not completing at least one year of service, shall only vest in that number of outstanding stock options and other awards in which the participant would have vested upon the participant’s completion of one year of service.

As of March 31, 2010, 239,348 options had been granted from the 2009 Plan.

Convio, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)
(unaudited)

6. Stockholders’ Equity (Continued)

The Company uses the Black-Scholes model to estimate the fair value of its share-based payment awards. The Black-Scholes model requires estimates regarding the risk-free rate of return, dividend yields, expected life of the award and estimated forfeitures of awards during the service period. The calculation of expected volatility is based on historical volatility for comparable industry peer groups over periods of time equivalent to the expected life of each stock option grant. As the Company has no history of trading in the public equity markets, the Company believes that comparable industry peer groups provide a more reasonable measurement of volatility in order to calculate an accurate fair value of each stock award. The expected term is calculated based on the weighted average of the remaining vesting term and the remaining contractual life of each award. The Company bases the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a dividend yield of zero.

The Company estimates potential forfeitures of stock grants and adjusts compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

The following table summarizes the weighted average grant-date value of options and the assumptions used to develop their fair value for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Weighted-average grant-date fair value of options	$4.43	$2.45
Risk-free interest rate	2.29 – 2.43%	1.89 – 1.92%
Expected volatility	0.62 – 0.63	0.65 – 0.66
Expected life in years	4.2 – 4.3	4.5 – 4.6
Dividend yield	—	—
Estimated forfeitures	20%	20%

A summary of the changes in common stock options issued under all of the existing stock options plans is as follows:

	Shares	Range of Exercise Prices	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding, January 1, 2010	3,128,622	$0.09–$17.05	$3.10	$17,691,574
Granted	239,348	$8.75	8.75
Exercised	(60,127)	$0.53–$4.57	1.52	$434,677
Surrendered	(55,725)	$0.85–$8.75	3.08
Options outstanding, March 31, 2010	3,252,118	$0.09–$17.05	$3.55	$16,940,770

The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock of $8.75 per share on March 31, 2010 and December 31, 2009, or at time of exercise, and the exercise price of the options.

Convio, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)
(unaudited)

6. Stockholders’ Equity (Continued)

The following table summarizes information about options outstanding at March 31, 2010:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable and Vested	Weighted- Average Exercise Price
$0.09–$ 1.14	1,061,881	4.17	$0.96	1,061,881	$0.96
$1.24–$ 4.15	373,291	5.43	2.18	347,175	2.10
$4.57	1,175,132	5.75	4.57	630,407	4.57
$5.40–$12.78	638,908	6.33	6.71	43,002	6.59
$17.05	2,906	0.20	17.05	2,906	17.05
	3,252,118	5.30	$3.55	2,085,371	$2.38

At March 31, 2010, there was an estimated $4.4 million of total unrecognized compensation costs related to stock-based compensation arrangements. These costs will be recognized over a weighted average period of 2.6 years.

At March 31, 2010, there were 340,924 options available for future grant under the 2009 Plan and the Company had 3,593,042 shares of Series P common stock reserved for the exercise of outstanding stock options and stock options available for grant.

Certain stock options have been exercised prior to vesting resulting in the issuance of nonvested shares. A summary of the Company’s nonvested shares as of March 31, 2010, and changes during the three months ended March 31, 2010, is presented below:

Nonvested shares	Shares	Weighted-Average Intrinsic Value
Nonvested at December 31, 2009	163	$1,000
Issued	—	—
Vested	(71)	(300)
Nonvested at March 31, 2010	92	$700

Cash received from option exercises during the three months ended March 31, 2010 was $93,000. The Company has historically issued new shares to satisfy share option exercises.

Convio, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)
(unaudited)

7. Subsequent Events

Reverse Stock Split

On April 5, 2010, the board of directors approved an amended and restated certificate of incorporation that (a) increased the authorized common stock to 40 million shares, (b) authorized 5 million shares of preferred stock and (c) effected a reverse stock split of all the outstanding shares of preferred stock and common stock into 0.352 of a share of preferred stock or common stock, respectively. The par value of the common and convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding common stock, convertible preferred stock, warrants for common stock and convertible preferred stock, and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was affected on April 22, 2010.

Initial Public Offering

On May 4, 2010, the Company completed an initial public offering consisting of 5,132,728 shares of common stock at $9.00 per share. The total shares sold in the offering included 1,343,201 shares sold by selling stockholders and 3,789,527 shares sold by the Company. In addition, the underwriters exercised their option to purchase an additional 769,909 shares to cover over-allotments. After deducting the payment of underwriters’ discounts and commissions, the net proceeds to the Company from the sale of shares in the offering were approximately $38.2 million.

Conversion of Common and Preferred Stock

On May 4, 2010, in conjunction with the Company’s qualified underwritten initial public offering of common stock, 5,316,037 outstanding shares of Series A, Series B and Series C preferred stock automatically converted into 5,316,037 shares of undesignated common stock. In addition, 7,419,199 outstanding shares of Series P, Series Q, Series R and Series S common stock automatically converted into 7,419,199 shares of undesignated common stock.

Preferred Stock Warrant Liability

Freestanding warrants related to shares that are redeemable are accounted for in accordance with the applicable guidance in ASC Topic 480. Under the provisions of this guidance, the freestanding warrants that are related to the Company’s preferred stock are classified as liabilities in the accompanying balance sheets. The warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense). The Company recorded $469,000 and $174,000 of other expense for the three months ended March 31, 2010 and 2009, respectively, to reflect the change in fair value of the preferred stock warrants during those periods. Immediately prior to the effectiveness of the Company’s initial public offering the Company recorded a final fair value adjustment based upon the offering price of $9.00 per share and recorded other income of $454,000. Upon the closing of the offering, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital during the second quarter of 2010.

Net Exercise of Preferred Stock Warrants

On April 29, 2010, in conjunction with the Company’s initial public offering, 252,665 shares of common stock issuable upon the exercise of outstanding warrants were converted into an equivalent number of shares of a single class of common stock. Immediately prior to the closing of the initial public offering, a portion of the warrants were net exercised, resulting in the issuance of 72,800 shares of common stock. Subsequent to the net exercise, 106,725 shares of common stock issuable upon the exercise of the remaining warrants had a weighted average exercise price of $4.60 per share.

Convio, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)
(unaudited)

7. Subsequent Events (Continued)

Use of Proceeds to Repay Debt

On May 12, 2010, the Company paid approximately $1.9 million to its principal lender, Comerica Bank, in satisfaction of the remaining balance on its line of credit. As a result, the Company has the ability to borrow $5.1 million under its revolving line of credit.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The terms “we,” “us” and “our” refer to Convio, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.

Cautionary statement

The following discussion should be read along with the unaudited consolidated financial statements and unaudited notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and notes thereto contained in the Company’s Prospectus filed pursuant to rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”) with the SEC on April 29, 2010 (the “Prospectus”). This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition policies; our belief that our current assets, including cash, cash equivalents, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Overview

We are a leading provider of on-demand constituent engagement solutions that enable nonprofit organizations, or NPOs, to more effectively raise funds, advocate for change and cultivate relationships with donors, activists, volunteers, alumni and other constituents. We serve approximately 1,300 NPOs of all sizes, and during 2009, our clients used our solutions to raise over $920 million and deliver over 3.8 billion emails to over 154 million email addresses to accomplish their missions. During the three months ended March 31, 2010, our clients used our solutions to raise over $436 million and deliver approximately 1.0 billion emails to accomplish their missions. Factoring out transactions directly related to the Haitian relief efforts during the three months ended March 31, 2010, online fundraising increased by approximately 20 percent from the same period last year.

We were incorporated in Delaware in October 1999, and we offered our first commercially available online marketing solution in 2000. We acquired GetActive Software, Inc. in February 2007. Our integrated solutions now include our Convio Online Marketing platform, or COM, and Convio Common Ground CRM, our constituent relationship management application. COM enables NPOs to harness the full potential of the Internet and new media as channels for constituent engagement and fundraising. Common Ground delivers next-generation donor management capabilities, integrates marketing activities across online and offline channels and is designed to increase operational efficiency. Our solutions are enhanced by a portfolio of value-added services tailored to our clients’ specific needs.

Our Business Approach

We define our target market as public charities that raise more than $50,000 in contributions annually, of which there were over 71,000 in 2009 in the United States according to GuideStar USA, Inc. We categorize our target market into enterprise NPOs that raise more than $10 million annually and mid-market NPOs that raise between $50,000 and $10 million annually. We sell our solutions through a direct sales force complemented by our partner network. Our sales force is increasing its focus on acquiring a higher number of mid-market clients.

We recognize subscription and services revenue ratably over the term of our client agreements beginning on the date such products and services become available for use by the client, or the activation date. The terms of our agreements are typically three years for COM and one year for Common Ground. We currently derive the substantial majority of our revenue from subscriptions to our COM solution.

Pricing for our COM solution is based on the number of modules licensed, the email list size and any related services. We also recognize usage revenue from our clients as a percentage of funds raised at special events, such as runs, walks and rides, and based on additional fees for their increased use of our COM solution. Pricing for Common Ground is based on the number of seats licensed. We typically do not derive revenue from deployment services for Common Ground as deployment activities are generally handled by third-party implementation providers. Common Ground is built on salesforce.com’s Force.com platform. Common Ground clients enter into a license agreement with us and separately enter into a license agreement with salesforce.com for use of its solution.

We believe the nonprofit market for on-demand constituent engagement solutions is large and underserved, and we plan to continue to invest in our business to pursue this opportunity. In particular, we expect to incur significant sales and marketing expenses to increase the number of clients on our COM platform and Common Ground application. We also expect to make substantial investments in research and development, primarily on new features, platform extensibility and Common Ground. We anticipate increased operating expenses as a result of becoming a public company and more generally as we seek to grow our business domestically and outside of the United States. We expect the percentage of revenue generated from clients outside the United States to increase.

Opportunities, Trends and Uncertainties

We have noted several opportunities, trends and uncertainties that we believe are significant to an understanding of our financial results:

•                  Increasing Adjusted EBITDA on an annual basis.  Our management and board of directors use Adjusted EBITDA to monitor the performance of our business. Our Adjusted EBITDA was $2.2 million for the three months ended March 31, 2010, compared to $551,000 for the three months ended March 31, 2009. The growth in Adjusted EBITDA was the result of the growth in our revenue and the improved productivity and scale of our business, combined with cost-saving measures we introduced in 2009 as a result of the economic slowdown. We expect Adjusted EBITDA on an annual basis to continue to grow in absolute dollars, but we expect its growth as a percentage of revenue to be slower. Adjusted EBITDA is not determined in accordance with GAAP and is not a substitute for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Use of Non-GAAP Financial Measures” below.

•                  Growth and investment in Convio Go! and Common Ground. We introduced Convio Go!, our mid-market COM offering, in the first quarter of 2008 and Common Ground in the third quarter of 2008. We believe these solutions have been very well received by NPOs. Both Convio Go! and Common Ground are targeted primarily at mid-market NPOs and have had lower average pricing than our broader COM solution. Common Ground has higher gross margins than our COM solution because Common Ground is hosted on the Force.com platform and deployment services are typically provided by third parties. We intend to continue to invest significantly in Convio Go! and Common Ground research and development and sales and marketing. As a result, we expect the number of our mid-market clients to increase, and we expect our revenue from these clients to grow during 2010. However, these solutions are new, and it is difficult for us to predict whether NPOs will continue to adopt these solutions or what impact these solutions will have on our business. In addition, as we invest in significant upgrades or enhancements to our products to support these solutions, we may incur additional costs to develop internal use software that are capitalized under the applicable accounting guidance. Our capitalization of software development costs in future periods could cause our financial results to fluctuate and be more difficult to predict.

•                  Seasonality and fluctuations in usage revenue.  A significant portion of our usage revenue is derived from funds raised by our COM clients at special events. The growth and amount of usage revenue vary based on the number of events, the percent of funds raised online for these events, the growth and success of events and our signing of new clients for events. We recognize the usage revenue from these events when we bill our clients. Usage revenue is seasonal as events are typically held in the spring and fall. As a result, our usage revenue will be higher during the second and third quarters. In addition, period-over-period comparisons may be impacted significantly by the addition or loss of any special events of our enterprise clients.

•                  Sales commissions expensed upon sale.  We expense sales commissions in the period in which we sign our agreements, but we generally recognize the related revenue over the terms of those agreements. We may report poor operating results due to higher sale commissions in a period in which we experience strong sales of our solutions, particularly sales to enterprise clients. Alternatively, we may report better operating results due to lower sales commissions in a period in which we experience a slowdown in sales. As a result, our sales and marketing expenses are difficult to predict and fluctuate as a percentage of revenue.

•                  Churn.  Our management uses churn to monitor the satisfaction of our clients, to evaluate the effectiveness of our business strategies and as a factor in executive compensation. We define churn as the amount of any lost software monthly recurring revenue and usage revenue in a period, divided by our software monthly recurring revenue at the beginning of the year plus our average usage revenue of the prior year. Despite the economic slowdown in 2009, we had annual churn of less than 10% which was lower than our churn in 2007 and 2008. However, our churn is variable especially on a quarterly basis, and accordingly we cannot predict our churn rate in future periods. Our use of churn has limitations as an analytical tool, and you should not consider it in isolation. Other companies in our industry may calculate churn differently, which reduces its usefulness as a comparative measure.

•                  Impact of economic conditions.  The downturn in economic conditions has caused many NPOs to be more cautious and to delay their purchases of technology and related services. During 2009, we faced increased pricing pressure on our COM solution, and sales of our COM solution to new clients declined. However, COM sales to existing clients increased. To incentivize NPOs to purchase our solutions, we invested heavily in the sales and marketing of our lower-priced Convio Go! and Common Ground solutions which resulted in higher sales of these solutions. We also offered short-term promotional sales programs. We will continue to evaluate our solutions and our sales and marketing programs based on general market conditions.

Critical accounting policies and estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•                  Revenue recognition;

•                  Allowance for doubtful accounts;

•                  Valuation of goodwill and identifiable intangible assets;

•                  Preferred stock warrants;

•                  Stock-based compensation; and

•                  Income taxes.

During the three months ended March 31, 2010, there were no significant changes in our critical accounting policies or estimates. See our consolidated financial statements and footnotes and our Management’s Discussion and Analysis included in our Prospectus filed with the SEC on April 29, 2010, for additional information about these critical accounting policies, as well as a description of our significant accounting policies.

Use of Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss) less interest income and gain (loss) on preferred stock warrant revaluation plus interest expense, provision for taxes, depreciation expense, amortization expense and stock-based compensation expense. We have included Adjusted EBITDA in this Form 10-Q because (i) we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in our industry as a measure of financial performance and (ii) our management uses Adjusted EBITDA to monitor the performance of our business.

We also believe Adjusted EBITDA facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures affecting interest income and expense, tax positions, such as the impact of changes in effective tax rates and the impact of depreciation and amortization expense.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements;

•                  Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•                  Adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•                  Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•                  Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•                  other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$182	$(1,811)
Interest (income) expense, net	62	141
Depreciation and amortization	980	1,219
Stock-based compensation	529	803
Loss on warrant revaluation	469	174
Provision for income taxes	24	25
Adjusted EBITDA	$2,246	$551
Adjusted EBITDA as a percentage of total revenue	14%	4%

Results of operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Statements of Operations Data:
Revenue:
Subscription and services	$14,363	$13,283
Usage	2,330	1,377
Total revenue	16,693	14,660
Cost of revenue	6,297	6,196
Gross profit	10,396	8,464
Operating expenses:
Sales and marketing	5,324	5,434
Research and development	2,525	2,495
General and administrative	1,538	1,660
Amortization of other intangibles	272	356
Total operating expenses	9,659	9,945
Income (loss) from operations	737	(1,481)
Interest income	1	2
Interest expense	(63)	(143)
Other income (expense)	(469)	(164)
Income (loss) before income taxes	206	(1,786)
Provision for income taxes	24	25
Net income (loss)	$182	$(1,811)

The following table sets forth our results of operations expressed as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2010	2009
Statements of Operations Data:
Revenue:
Subscription and services	86%	91%
Usage	14	9
Total revenue	100	100
Cost of revenue	38	42
Gross margin	62	58
Operating expenses:
Sales and marketing	32	37
Research and development	15	17
General and administrative	9	11
Amortization of other intangibles	2	3
Total operating expenses	58	68
Income (loss) from operations	4	(10)
Interest income	0	0
Interest expense	0	(1)
Other income (expense)	(3)	(1)
Income (loss) before income taxes	1	(12)
Provision for income taxes	0	0
Net income (loss)	1%	(12)%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The following discussion of our results of operations is based upon actual results of operations for each of the three months ended March 31, 2010 and 2009. Dollar information provided in the tables below is in thousands.

Revenue

	Three Months Ended March 31,
	2010	2009
Subscription and services	$14,363	$13,283
Percent of total revenue	86.0%	90.6%
Usage	$2,330	$1,377
Percent of total revenue	14.0%	9.4%

Subscription and Services Revenue

Subscription and services revenue increased $1.1 million, or 8%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase in subscription and services revenue was attributable to revenue recognized from sales of our solutions to new clients and from sales of additional products and services to existing clients.

Usage Revenue

Usage revenue increased $953,000, or 69%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase was attributable to a $698,000 increase in revenue from special events and a $255,000 increase in additional fees for client usage above the levels included in monthly subscription fees. The increase in usage revenue from fees associated with client usage above the levels included in monthly subscription fees is primarily attributable to higher volumes of transactions related to online fundraising for disaster relief efforts.

Cost of Revenue

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$6,297	$6,196
Gross profit	$10,396	$8,464
Gross margin	62.3%	57.7%

Cost of revenue increased $101,000, or 2%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase was due primarily to a $117,000 increase in personnel costs and a $126,000 increase in transaction fees, offset by a $127,000 decrease in amortization of acquired technology. The increase in personnel costs was the result of increased IT and Services personnel. The increase in transaction fees was related to the corresponding increase in the volume of online transactions processed by outside service providers. Amortization of acquired technology decreased as a portion of the related intangible assets became fully amortized in February 2010. Gross margins for the three months ended March 31, 2010 were 62.3% compared to gross margins of 57.7% for the same period in the prior year.  This improvement in gross margins is driven primarily by the increase in usage revenue, which produces higher margins than our standard subscription and services revenue, in addition to the decrease in amortization of acquired technology.

Sales and Marketing

	Three Months Ended March 31,
	2010	2009
Sales and marketing	$5,324	$5,434
Percent of total revenue	31.9%	37.1%

Sales and marketing expenses decreased $110,000, or 2% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease was primarily attributable to a $219,000 decrease in personnel costs, offset by an $86,000 increase in marketing expenses. The decrease in personnel costs was attributable to a $149,000 decrease in commission expense and an $82,000 decrease in stock-based compensation partially offset by an increase in benefits costs. The decrease in commission expense is a direct result of an enterprise deal that was entered into during the first quarter of 2009.  As commissions are expensed at the time of sale, commission expenses are difficult to predict and fluctuate on a quarterly basis. The increase in marketing expense was related to an increase in market research and marketing programs in 2010 in order to drive new client acquisitions as well as marketing for Common Ground and Convio Go!.

Research and Development

	Three Months Ended March 31,
	2010	2009
Research and development	$2,525	$2,495
Percent of total revenue	15.1%	17.0%

Research and development expenses increased $30,000, or 1%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase was attributable to a $324,000 increase in personnel costs and a $41,000 increase in allocated overhead offset by a $116,000 decrease in contracting expenses all of which were a result of the decrease in our India-based contractors offset by a corresponding increase in full-time headcount. In addition, research and development expenses of $225,000 that were incurred to upgrade and enhance our internal use software during the three months ended March 31, 2010 were capitalized whereas there were no costs incurred during the three months ended March 31, 2009 that qualified for capitalization.

General and Administrative

	Three Months Ended March 31,
	2010	2009
General and administrative	$1,538	$1,660
Percent of total revenue	9.2%	11.3%

General and administrative expenses decreased $122,000, or 7%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease was due primarily to a $181,000 decrease in bad debt expense and a $131,000 decrease in personnel costs primarily related to stock-based compensation expense, partially offset by a $123,000 increase in contracting expense and a $35,000 increase in charitable donations. The decrease in bad debt expense was the result of an improvement in the aging of our accounts receivable. The increase in contracting expense was primarily related to increased legal and accounting fees. The increase in charitable donations was a result of a program the Company put in place during the first quarter of 2010 to match donations to Haitian relief efforts made by our employees.

Amortization of Other Intangibles

	Three Months Ended March 31,
	2010	2009
Amortization of other intangibles	$272	$356
Percent of total revenue	1.6%	2.4%

These amounts represent the amortization of intangibles recorded in connection with our acquisition of GetActive in February 2007 and are being amortized on a straight-line basis over the estimated useful lives. Amortization of other intangibles decreased as a portion of the related intangible assets became fully amortized in February 2010.

Interest Income (Expense)

	Three Months Ended March 31,
	2010	2009
Interest income	$1	$2
Interest expense	(63)	(143)
Total interest income (expense)	(62)	(141)
Percent of total revenue	(0.4)%	(1.0)%

Interest income (expense), net decreased $79,000, or 56% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease was due to a decrease in our average outstanding debt.

Other Income (Expense)

	Three Months Ended March 31,
	2010	2009
Other income (expense)	$(469)	$(164)
Percent of total revenue	(2.8)%	(1.1)%

We issued warrants exercisable for our convertible preferred stock in 2005. In the three months ended March 31, 2010, we recorded expense of $469,000 as the liability with respect to the warrants increased, and we recorded the corresponding increase in fair value. In the three months ended March 31, 2009, we recorded expense of $164,000 as the liability with respect to the warrants increased and we recorded the corresponding increase in fair value. Immediately prior to the effectiveness of our initial public offering we recorded a final fair value adjustment based upon the offering price of $9.00 per share and recorded other income of $454,000. Upon the closing of the offering, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital during the second quarter of 2010.

Income Taxes

We recorded a provision for federal alternative minimum taxes and state income taxes totaling $24,000 and $25,000 for the three months ended March 31, 2010 and 2009, respectively. Our effective tax rate varies from the U.S. federal tax rate primarily due to our recorded valuation allowance against our deferred tax assets. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, we have provided a full valuation allowance against our deferred tax assets as we believe the objective and verifiable evidence of our historical pretax net losses outweighs the positive evidence of our pre-tax income for the three months ended March 31, 2010 and forecasted future results.

Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. We will continue to monitor the positive and negative evidence and we will adjust the valuation allowance as sufficient objective positive evidence becomes available.

Net Income (Loss)

We generated net income of $182,000 for the three months ended March 31, 2010, compared to a net loss of $1.8 million for the three months ended March 31, 2009. The increase in net income arose principally from an increase in revenues.

Liquidity and capital resources

Prior to our initial public offering, we financed our operations and met our capital expenditure requirements primarily through the private sale of equity securities and debt financings as well as cash flows from operations in 2009 and the three months ended March 31, 2010. As of March 31, 2010, we had $16.2 million of cash and cash equivalents and $20.2 million of working capital excluding deferred revenue. As of March 31, 2010, we had an accumulated deficit of $18.1 million. We funded this deficit from $47.4 million in net proceeds raised from the sale of our preferred stock. We last sold shares of our preferred stock in April 2007. On May 4, 2010, we completed an initial public offering of our stock which included 3,789,527 shares sold by us. In addition, the underwriters exercised their option to purchase an additional 769,909 shares from us to cover over-allotments. After deducting the payment of underwriters’ discounts and commissions, the net proceeds from the sale of shares were approximately $38.2 million.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$451	$(570)
Net cash used in investing activities	(753)	(158)
Net cash used in financing activities	(166)	(832)
Cash and cash equivalents at end of period	16,194	12,268

Net Cash Provided By (Used In) Operating Activities

During the three months ended March 31, 2010, we generated $451,000 of cash from operating activities, which consisted of our net income of $182,000 and non-cash charges of $2.0 million. These amounts were partially offset by $1.7 million of cash outflows from changes in operating assets and liabilities. The cash outflows were primarily attributable to a $1.1 million increase in prepaid expenses as a result of deferred stock offering costs paid during the three months ended March 31, 2010, a decrease in accounts payable and accrued liabilities of $121,000 due to the timing of payments and a decrease in deferred revenue of $440,000 as a result of the timing of transactions and various sales promotions offered during 2009 which resulted in deferred payments.

During the three months ended March 31, 2009, we utilized $570,000 of cash from operating activities, which consisted of our net loss of $1.8 million, offset by non-cash charges of $2.2 million. In addition, cash outflows from changes in operating assets included an increase in accounts receivable of $2.3 million driven by sales activities and usage revenue growth during the three months ended March 31, 2009 and an increase in prepaid expenses of $616,000 due to the timing of payments for software term licenses and maintenance, insurance premiums and marketing programs or events that occur in or cover future periods. These cash outflows were partially offset by cash inflows from changes in operating liabilities which included an increase in deferred revenue of $2.4 million resulting from the timing of transactions and a large annual prepayment which was partially offset by a decrease in accounts payable and accrued liabilities of $367,000 due to the timing of payments.

Net Cash Used In Investing Activities

Net cash used in investing activities increased $595,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 as a result of a $370,000 increase in capital expenditures and the capitalization of $225,000 of software development costs incurred to upgrade and enhance our internal use software during the three months ended March 31, 2010. Net cash used in investing activities for the three months ended March 31, 2009 was comprised solely of capital expenditures.

Net Cash Used In Financing Activities

Net cash used in financing activities decreased $666,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 as a result of a $580,000 decrease in payments made on long-term debt and capital leases and an $86,000 increase in proceeds received from the issuance of common stock upon the exercise of stock options.

On May 4, 2010, we closed our initial public offering raising net proceeds of approximately $38.2 million after deducting underwriting discounts and commissions. We believe that our cash flows from operations and our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may elect to raise additional capital through the sale of additional equity or debt securities or obtain a credit facility to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we elect, additional financing may not be available in amounts or on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Contractual Obligations and Commitments

During the three-month period ended March 31, 2010, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on April 29, 2010.

Credit Facilities

On July 31, 2009, we amended our credit facility with Comerica Bank to a $10.0 million revolving line of credit plus an existing term loan. As of March 31, 2010, we had $975,000 outstanding under the revolving line of credit and $936,000 outstanding under the term loan. Under our revolving line of credit, $1.0 million is available on a non-formula basis. The remaining $9.0 million is formula-based and capped at 80% of eligible accounts receivable. Amounts outstanding under this revolving line of credit bear interest at the greater of the daily adjusting LIBOR (floor of 2%) plus 300 basis points or the daily adjusted LIBOR plus 325 basis points. Any amounts borrowed under this facility may be repaid and reborrowed at any time prior to April 26, 2011, at which time the entire principal balance outstanding becomes due and payable. The term loan bears interest at the same rate as the revolving line of credit above. This facility is secured by substantially all of our assets, including intellectual property.

On May 12, 2010, we paid approximately $1.9 million to our principal lender, Comerica Bank, in satisfaction of the balance outstanding on our line of credit and term loan utilizing proceeds from our initial public offering. As a result, we have the ability to borrow $5.1 million under our revolving line of credit. We are in compliance with all the related financial covenants and restrictions included in these agreements.

In conjunction with the April 3, 2009 execution of our Washington D.C. operating lease, we were required to provide a $350,000 standby letter of credit with Comerica for the benefit of the landlord to secure the office space per the lease agreement. In addition, we still have a standby letter of credit in the amount of $2.3 million for the benefit of the landlord of our Austin, Texas facility, resulting in a total standby letter of credit of $2.6 million of the formula-based $9.0 million line of credit.

In addition to the above agreement, we entered into a capital lease agreement with ATEL Ventures on March 15, 2006 to fund certain purchases of equipment. The ability to borrow under this lease agreement expired on March 31, 2007. As of March 31, 2010, our outstanding capital lease obligation was $5,000 and the final payment was made on this lease during April 2010.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.  Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We had cash and cash equivalents of $16.2 million and $16.7 million at March 31, 2010 and December 31, 2009, respectively. These amounts are held primarily in cash or money market funds. We do not hold any auction-rate securities. Cash and cash equivalents are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in the three months ended March 31, 2010, our interest income would not have been materially affected.

Our exposure to interest rates also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt. Outstanding borrowings under our term loan and line of credit bear a variable rate of interest based upon the LIBOR rate and are adjusted monthly. As of March 31, 2010, we had $1.9 million of debt outstanding under our term loan and line of credit, which bore interest at LIBOR (not less than 2%) plus 3%, or 5%. If overall interest rates had increased by 10% in the three months ended March 31, 2010, our interest expense would not have been materially affected.

Foreign Currency Risk

Our results of operations and cash flows are not subject to fluctuations due to changes in foreign currency exchange rates. We bill our clients in U.S. dollars and receive payment in U.S. dollars, and substantially all of our operating expenses are denominated in U.S. dollars. If we grow sales of our solutions outside the United States, our contracts with foreign clients may not be denominated in dollars and we may become subject to changes in currency exchange rates.

Item 4T.  Controls and procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our principal executive officer and our principal financial officer reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, company management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal proceedings

We are not currently involved in any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business.

Item 1A.  Risk factors

Our Prospectus filed with the SEC pursuant to rule 424(b) under the Securities Act on April 29, 2010 includes a detailed discussion of certain material risk factors facing our company.  Such risk factors continue to be relevant to an understanding of our business, financial condition and results of operations and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Risk Factors” included in our Prospectus.

Risks Related to Our Business

We have a history of losses, and we may not achieve profitability in the future which could limit the growth of our business.

We have had operating losses each year since our inception in October 1999. We expect to incur additional costs and operating expenditures as we further develop and expand our operations. In addition, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. While our revenue has grown in recent periods, this growth may not be sustainable, and we may not achieve sufficient revenues to achieve profitability in the future. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are, to a large extent, fixed in the short term. In addition, we may elect to spend more to grow our business in the future without certainty of near-term returns. Accordingly, we may not achieve profitability, and we may incur losses in the future, which could affect the market price of our common stock or harm our ability to raise additional capital.

Our financial results will fluctuate, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our results of operations are difficult to forecast. We have experienced and expect to continue to experience fluctuations in revenue and operating results from quarter to quarter. In particular, our usage revenue is difficult to predict because it is derived from our clients’ usage of our solutions for special events such as runs, walks and rides, and we recognize the associated revenue in the period reported and billed to the client. The growth, if any, and amount of usage revenue vary based on the number of events, the percent of funds raised online for these events, the growth and success of events and our signing of new clients for events. These factors are very difficult to predict, and our usage revenue fluctuates significantly as a result.

Our usage revenue reflects the general seasonality of special events which are held more often in the spring and fall. Therefore, we recognize a majority of our usage revenue in the second and third quarters. We recognized 67% and 63% of our annual usage revenue in the combined second and third quarters of 2008 and 2009, respectively. Usage revenue in the second and third quarters represented between 15% and 16% of total revenue for those periods in 2008 and 2009, respectively; whereas, usage revenue in the first and fourth quarters represented between 8% and 10% of total revenue for those periods in 2008 and 2009, respectively. Furthermore, although we experience seasonally lower usage revenue from special events during the first and fourth fiscal quarters, our operating expenses experience less of a reduction during those periods.

In addition, we experienced seasonality in our sales in the third quarter of 2008 and 2009, and as a result accrued lower commissions during those quarters. Such seasonality causes our quarterly operating results to fluctuate and be difficult to predict.

Other reasons for these fluctuations include but are not limited to:

•                 our ability during any period or over time to sell our products and services to existing and new clients and to satisfy our clients’ requirements;

•                 the addition or loss of clients, particularly enterprise clients, and our inability to forecast the timing and size of larger deals;

•                 changes in our pricing policies, whether independent or in reaction to a change by our competitors;

•                 client renewal rates and unexpected early contract terminations or concessions;

•                 the impact of general economic conditions on our clients and their ability to pay us in a timely manner;

•                 the changing mix in our client base and revenue per client;

•                 the amount and timing of our sales and marketing expenses, in particular commission and referral payments;

•                 the impact of significant occurrences, such as natural disasters, on fundraising by NPOs, including those with missions unrelated to these occurrences;

•                 the expansion and increasing complexity of our multiple solutions and our business generally;

•                 the timing of project and milestone achievements under our services arrangements and the related revenue recognition;

•                 the amount and timing of third-party contracting fees;

•                 the impact of any security incidents or service interruptions;

•                 the timing and significance of the introduction of new products and services by us and our competitors;

•                 our regulatory compliance costs;

•                 any impairment of our intangible assets;

•                 any introduction of new accounting rules; and

•                 future costs related to acquisitions of technologies or businesses and their integration.

We believe that our results of operations, including the levels of our revenue and operating expenses, will vary in the future and that period-to-period comparisons of our operating results may not be meaningful. If our financial results fall below the expectations of securities analysts or investors, our stock price and the value of your investment could decline substantially. You should not rely on the results of any one quarter as an indication of future performance.

If NPOs do not adopt our solutions, our revenue and operating results will be adversely impacted.

Our ability to generate revenue and achieve profitability depends on the adoption of our solutions by NPOs of all sizes. We cannot be certain that the demand of NPOs for solutions such as ours will continue to develop and grow at its historic rates, if at all. We also do not know to what extent NPOs will be successful utilizing our solutions to engage constituents and generate funds. The less they are able to do so, the less revenue we will generate.

We initially began our business with one solution and now offer multiple products and services. As we grow, we plan on offering new solutions and services in the future. We cannot be certain that NPOs will elect to use our solutions or want or need the functionality of our new solutions and service offerings. As a result, as NPOs become more comfortable and sophisticated in their use of technology for their constituent relationship needs, we may fail to develop and offer solutions and services that meet NPOs’ needs in this area, and our revenue may not grow.

Factors that may affect market adoption of our solutions, some of which are beyond our control, include:

•                 reluctance by NPOs to adopt on-demand solutions;

•                 the price and performance of our solutions;

•                 our ability to integrate with other solutions used by NPOs;

•                 the impact of the economic downturn on NPOs, their fundraising and their spending on technology and services;

•                 the purchasing cycles of NPOs;

•                 the level of customization we can offer;

•                 the availability, performance and price of competing products and services, including internally developed solutions and general solutions not designed specifically for NPOs;

•                 the breadth and quality of our service offerings;

•                 the concerns related to security and the reluctance by NPOs to trust third parties to store and manage their internal data; and

•                 any adverse publicity about us, our solutions or the viability, reliability or security of on-demand software solutions generally from third-party reviews, industry analyst reports and adverse statements made by clients and competitors.

While no one client accounted for more than 10% of our revenue in the first quarter of 2010, our enterprise clients can contribute substantially to our revenue from quarter to quarter. If NPOs, especially enterprise NPOs, do not continue to adopt and renew their subscriptions to our solutions, our revenues will experience volatility and our stock price could fall.

Our business depends on our clients’ renewing and expanding their subscriptions for our solutions. Any decline in our client renewals and expansions would reduce our revenue.

We sell solutions pursuant to agreements that are generally three years in length for Convio Online Marketing and one year in length for Common Ground. Our clients have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period. Our client renewal rates may decline or fluctuate and our client cancellation rates may increase or fluctuate as a result of a number of factors, including the following:

•                 a client switches to a competitor;

•                 a client terminates its agreement with us due to employee turnover in the client organization;

•                 a client is dissatisfied with our agreement terms;

•                 a client encounters financial difficulties;

•                 our solutions do not continue to fit a client’s needs as they evolve; and

•                 our client has a poor service experience with our partners or us.

If clients do not renew their agreements, our revenue will decline and our operating results will be adversely affected.

We seek to grow our business by expanding the products and services our clients buy from us as their needs evolve. However, if our clients fail to buy additional products and services from us, the growth of our business will be harmed. Further, if our clients elect to subscribe to a fewer number of products upon renewal with us, our business will be harmed.

Some of our agreements also provide that our clients may terminate their agreements for convenience after a specified period of time. Some of our agreements allow a client to cancel during the first year of such client’s initial subscription for our solutions for performance-related reasons. If our clients terminate their agreements with us, our revenue will grow more slowly than expected or even decline, and we may not be able to achieve profitability. Further, if a client seeks to terminate its agreement with us, we may not be successful in enforcing, or we may not elect to enforce, our agreement with the client.

We serve a broad range of NPOs, the less established of whom may be subject to a higher rate of insolvency or may have limited durations due to the underlying causes that they support, such as political campaigns. We are generally not able to perform financial due diligence on the creditworthiness of our prospective clients, and we may not accurately predict a client’s creditworthiness. As a result, if we are unable to collect from our clients, our revenue and cash flows could be less than what we expect.

Many NPOs are price sensitive, and if the prices we charge for our solutions are unacceptable to NPOs, our operating results will be harmed.

Many NPOs are price sensitive. As the market for our solutions matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing clients or attract new clients at prices that sustain historical margins.

In addition, poor general economic conditions have led to our offering sales promotions and to our clients’ renegotiating their pricing and contract terms as well as requesting other concessions, especially during their contract’s renewal period. These promotions and concessions can adversely impact our operating results. These general economic conditions can also lead our competitors to aggressively price their product offerings, further intensifying the pricing pressure on our solutions. Furthermore, demand for our more comprehensive and higher-priced solutions may decline. As a result, our revenue, gross margin and operating results may be adversely affected.

Because we expense commissions associated with sales of our solutions immediately upon execution of a subscription agreement with a client and generally recognize the revenue associated with such sale over the term of the agreement, our operating income in any period may not be indicative of our financial health and future performance.

We expense commissions paid to our sales personnel in the period in which we enter into an agreement for the sale of our solutions. In contrast, we generally recognize the revenue associated with a sale of our solutions ratably over the term of the subscription agreement, which is typically three years for COM and one year for Common Ground. Although we believe increased sales is a positive indicator of the long-term health of our business, increased sales, particularly sales to enterprise clients, would increase our operating expenses and decrease earnings in any particular period. Thus, we may report poor operating results due to higher sales commissions in a period in which we experience strong sales of our solutions. Alternatively, we may report better operating results due to the reduction of sales commissions in a period in which we experience a slowdown in sales. Therefore, you should not rely on our operating income during any one quarter as an indication of our financial health and future performance.

Because we generally recognize revenue from sales of our products and services ratably over the term of our agreements, downturns or upturns in sales may not be immediately reflected in our operating results.

We generally recognize revenue on a subscription basis, meaning we recognize the revenue ratably over the terms of our clients’ agreements. We typically do not invoice clients the full contract amount at the time of the execution of an agreement. Rather, we invoice our clients periodically based on our arrangement with each client. We record deferred revenue when we invoice a client and only with respect to the invoiced amount for such period, but we only recognize the corresponding revenue ratably over the term of the agreement. As a result, deferred revenue is not an effective determinant of sales or predictor of revenue in any particular period, and much of the revenue we recognize in any quarter may be from deferred revenue from previous quarters. A decline in new or renewed subscriptions in any one quarter may not result in a decrease in revenue in such quarter but will negatively affect our revenue in future quarters. We may be unable to adjust our cost structure to reflect these reduced revenues. Accordingly, downturns in sales or renewals of our products and services will adversely impact revenue and operating results on an on-going basis in future periods.

We anticipate that our new Common Ground application will help us to grow our business, but if NPOs do not adopt Common Ground, the growth in our revenue could be limited and our business harmed.*

We introduced our Common Ground application in September 2008. As of March 31, 2010, over 200 NPOs had adopted Common Ground. We expect to increase our spending on research and development and sales and marketing to expand the number of Common Ground clients and the revenue we generate from these clients.

Common Ground is a new product, and if NPOs do not adopt Common Ground, then our business will have difficulty growing and will be harmed. We believe Common Ground’s acceptance and adoption by NPOs will be dependent upon, among other things, Common Ground’s functional breadth, quality, ease of use, performance, reliability, and cost effectiveness. Even if the advantages of Common Ground over legacy solutions are established, we are unable to predict to what extent Common Ground will be adopted in the marketplace.

We plan on releasing more functionality for our Common Ground application. The introduction of these new features may replace sales of our Convio Online Marketing solution, thereby offsetting the benefit of a successful feature introduction. This could harm our operating results by decreasing sales of our higher priced solution, exposing us to greater risk of decreased revenues. Any or all of the above occurrences could harm our business and results of operations.

We do not have any control over the availability or performance of salesforce.com’s Force.com platform, and if we or our clients encounter problems with it, we may be required to replace Force.com with another platform, which would be difficult and costly.

Common Ground runs on salesforce.com’s Force.com platform, and we do not have any control over the Force.com platform or the prices salesforce.com charges our NPO clients. salesforce.com may discontinue or modify Force.com. salesforce.com could also increase its fees or modify its pricing incentives for NPOs. If salesforce.com takes any of these actions, we may suffer lower sales, increased operating costs and loss of revenue from Common Ground until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated.

In addition, we do not control the performance of Force.com. If Force.com experiences an outage, Common Ground will not function properly, and our clients may be dissatisfied with our Common Ground application. If salesforce.com has performance or other problems with its Force.com platform, they will reflect poorly on us and the adoption and renewal of our Common Ground application and our business may be harmed.

We encounter long sales cycles, particularly for our largest clients, which could have an adverse effect on the size, timing and predictability of our revenue and cash flows.

Generally, our sales cycles last between three and nine months, but in the case of enterprise NPOs our sales cycle can last longer. Potential clients, particularly our larger clients, generally commit significant resources to an evaluation of available technologies and require us to expend substantial time, effort and money educating them as to the value of our solutions. We may expend significant funds and management resources during a sales cycle and ultimately fail to close the sale. The sales cycle for our solutions is subject to significant risks and delays over which we have little or no control, including:

•                 our clients’ budgetary constraints;

•                 the timing of our clients’ budget cycles and approval processes;

•                 our competitors’ offerings and sales activities;

•                 our clients’ willingness to replace their current methods or solutions;

•                 our clients’ employee turnover rates; and

•                 our need to educate potential clients about the uses and benefits of our solutions.

If we are unsuccessful in closing sales after expending significant funds and management resources or if we experience delays in our sales cycles, the size, timing and predictability of our revenue and cash flows could be harmed.

Interruptions, delays or security breaches at third-party datacenters or by our payment processors could impair the delivery of our solutions and harm our reputation and business.

We host our solutions and serve all of our clients from two third-party datacenters, one located in Austin, Texas and the other in Sacramento, California. Any interruptions or problems at either datacenter would likely result in significant disruptions in our solutions hosted at such site. We do not control the operation of these datacenters, and each is vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. Each datacenter is also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions at each datacenter, the occurrence of a natural disaster or an act of terrorism, a decision to close a datacenter without adequate notice or other unanticipated problems such as work stoppages at a datacenter could result in interruptions or delays in our solutions and our failure to meet our service level commitments to our clients. Neither datacenter is currently configured to provide failover services to the other datacenter in the event services at a facility are interrupted. Each datacenter has no obligation to renew its agreement with us on commercially reasonable terms, or at all. If we are unable to renew our agreement with a datacenter on commercially reasonable terms, we may experience costs or downtime in connection with the transfer to a new third-party datacenter.

In addition, we rely on third-party providers for payment processing of funds contributed to our clients by their constituents. Such third-party providers have experienced significant downtime in the past due to high transaction volumes and may experience similar downtime in the future. Although substantially all of our subscription agreements do not provide service level commitments relating to payment processing services provided by third parties, any interruptions in our solutions may cause harm to our reputation, cause clients to terminate their subscription agreements and harm our renewal rates.

We provide service level commitments to our clients, which could cause us to issue credits for future products and services if the stated service levels are not met for a given period and could significantly harm our reputation and operating results.

We provide service level commitments in our subscription agreements. Our transaction volumes are erratic, and our volumes spike significantly during large special events or major occurrences such as natural disasters. High transaction volumes can cause delays in response times. If we are unable to meet stated service level commitments, we may be contractually obligated or choose to provide clients with refunds or credits for future products and services. We may not be able to recover from our third-party datacenters any refunds or credits that we provide to our clients. Our revenue could also be adversely affected if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our clients. Any service outages could harm our reputation, decrease our revenue and increase our operating costs.

If we are not able to develop enhancements to, and new features for, our existing solutions or acceptable new products and services that keep pace with technological developments, we may lose clients or fail to sell our solutions to new clients.

We intend to develop or license enhancements to and new features for our solutions to keep pace with rapid technological developments and to improve our solutions. The success of such enhancements, new features and services depends on several factors, including their timely completion, the license on acceptable terms of software from third parties and the introduction and market acceptance of such enhancements, features or services. Failure in this regard may significantly impair our ability to compete effectively and cause us to lose existing clients or fail to sell our solutions to new clients. In addition, because the software underlying our solutions is designed to operate on a variety of network hardware and software platforms using a standard browser, we will need to continuously modify and enhance our solutions to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or bringing them to market in a timely manner. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies could increase our research and development expenses. Any failure of our solutions to operate effectively with future network platforms and technologies could reduce the demand for our solutions.

Our solutions, and in particular our new Common Ground application, may contain errors or defects, negatively affecting their adoption which may cause us to lose clients and reimburse fees.

Our solutions are novel and complex and, accordingly, may contain undetected errors or failures when first introduced or as new enhancements are released. This may result in the loss of, or delay in, market acceptance of our new solutions. We have in the past discovered software errors in our solutions and new solutions after their introduction. We have experienced delays in release, lost revenues and customer frustration during the period required to correct these errors. We may in the future discover errors and scalability limitations in new solutions, such as Common Ground, after they become available or be required to compensate customers for such limitations or errors. In addition, our clients may use our solutions in unanticipated ways that may cause a disruption in our solutions for other clients. Since our clients use our solutions for mission-critical processes, any errors, defects or disruptions in, or other performance problems with, the software underlying our solutions could harm our reputation and may damage our clients’ activities. If that occurs, clients could elect not to renew or delay or withhold payment to us, we could lose future sales and clients may make claims against us.

If our solutions do not scale to accommodate a high volume of traffic and transactions, we may experience client dissatisfaction and fail to grow our revenue.

We seek to generate a higher volume of website traffic and other electronic transactions for our clients as part of our product and service offerings. Our transaction volumes are erratic, and our volumes spike significantly during large special events and major occurrences such as natural disasters. In addition, high transaction volumes can cause delays in response times. The satisfactory performance, reliability and availability of our solutions, including our network infrastructure, are critical to our reputation and our ability to attract and retain new clients. Any system interruptions that result in the unavailability or under-performance of our solutions would reduce the volume of traffic and transactions processed on our system for our clients and may also diminish the attractiveness of our solutions to our clients. Furthermore, our inability to add software and hardware or to develop and further upgrade our existing technology or network infrastructure to accommodate increased traffic or increased transaction volume may cause unanticipated system disruptions, slower response times, degradation in levels of client service and impaired quality of the users’ experience. We expect to continue to upgrade our solutions, but we may be unable to upgrade and expand our solutions effectively or to integrate efficiently any new technologies with our existing solutions. Any inability to do so would harm our reputation, ability to maintain our client relationships and growth of our business.

In addition, most of our subscription agreements provide for higher revenue as the volume of client traffic and transactions increase over the term of the agreement. If we are unable to scale our solutions to effectively accommodate a higher volume of traffic and transactions, we will not be able to realize an increase in our revenue.

The market in which we operate is intensely competitive, and our failure to compete successfully would cause our revenue and market share to decline.

The market in which we operate is fragmented, competitive and rapidly evolving, and there are limited barriers to entry for some aspects of this market. Competitive pressures can adversely impact our business by limiting the prices we can charge our clients and making the adoption and renewal of our solutions more difficult. With Convio Online Marketing, we compete with several online marketing solutions and a variety of point applications targeted at tasks such as email marketing, content management and fundraising event management. With Common Ground, we compete with generic database providers, as well as industry-specific donor management solutions. Some of our competitors are focused exclusively on the nonprofit industry while others sell to NPOs among a broader set of target industries. Our primary competitors are Blackbaud, Inc., The Sage Group plc and SunGard Data Systems, Inc. In addition, we compete with a variety of smaller, private companies, and also with custom web development providers, which provide custom in-house applications. Any of these competitors could take actions that adversely affect our business.

Other larger potential competitors, such as Microsoft Corporation, Oracle Corporation and salesforce.com, Inc., could make acquisitions or develop solutions to establish or expand their presence in the nonprofit market. Smaller competitors, such as those providing open source solutions, web development services and content management, email marketing and other point tools, may strengthen their offerings through internal development or acquisitions and enhance their respective ability to compete. Other competitors have established or strengthened cooperative relationships with strategic partners serving the nonprofit market, thereby limiting our ability to promote our solutions and the number of partners available to help market our products and services. These competitive pressures could cause our revenue and market share to decline.

If we are not able to manage our anticipated growth effectively, our operating costs may increase and our operating margins may decrease.

We will need to grow our infrastructure to address potential market opportunities. Our growth has placed, and will continue to place, to the extent that we are able to sustain such growth, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate that further growth will be required to address increases in our client base, as well as our planned expansion into new geographic areas. If we continue to grow our operations, we may not be effective in enlarging our physical facilities and our systems and our procedures or controls may not be adequate to support such expansion or our business generally. If we are unable to manage our growth, our operating costs may increase and our operating margins may decrease.

If we do not migrate GetActive’s clients, we may not realize the expected benefits of our acquisition of GetActive, and our business may be harmed.

In February 2007, we acquired GetActive to enhance and broaden our service offerings. Since the closing of the acquisition, we have been migrating former GetActive clients to our COM platform, and we intend to phase-out the GetActive platform by the end of 2010. If our remaining migration activities are unsuccessful, our reputation could be harmed, our revenue could decrease and our operating costs could increase.

We depend on our direct sales force and our partner network for sales and deployments of our solutions and, if we do not attract and retain our sales personnel or maintain our partner relationships, our revenue may not grow and our business could be harmed.

We depend primarily on our direct sales force to obtain new clients and to manage our client base. There is significant competition for direct sales personnel with the advanced sales skills and technical knowledge that sales of our solutions require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel.

We complement our direct sales personnel with a network of over 55 partners serving the nonprofit market, including interactive agencies, direct marketing agencies, public affairs firms and complementary technology companies. Our partner network helps us grow our client base and, we believe, enables us to provide more complete solutions for our clients. If our partners fail to increase awareness of our solutions or to assist us in gaining access to decision-makers at NPOs, then we may need to increase our marketing expenses, change our marketing strategy or enter into marketing relationships with different parties, any of which could impair our ability to generate increased revenue. Our typical partner agreement is not exclusive and our partners may choose not to promote sales of our solutions. If we do not maintain and increase our partner relationships, our revenue may not grow and could decline.

We also rely on third-party implementation providers whom we recommend to our clients to deploy COM and Common Ground. In the case of Common Ground, to date we have relied solely on third-party implementation providers to provide deployment services. Any failure to perform, unprofessional conduct, delays or difficulties with the deployment on the part of such third-party implementation providers may reflect poorly on our reputation and the marketability of our solutions, which could harm our business and results of operations. Our agreements with these third-party implementation providers do not obligate them to continue to deploy our solutions. Generally our clients enter into agreements directly with the third-party implementation providers, so we have limited ability to seek recourse from them if deployment issues arise with clients.

We rely on third-party software in our solutions that may be difficult or costly to replace or which could cause errors or failures and harm our reputation.

We rely on software licensed from third parties in order to offer our solutions, including database software from Oracle Corporation. The third-party software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any necessary third-party software could result in delays in the provisioning of our solutions until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our reputation and increase our operating costs. Any errors or defects in third-party software could result in errors or a failure of our solutions which could harm our reputation and be costly to correct. Many of our third-party providers attempt to impose limitations on their liability for errors, defects, or failures in their hardware, software, or services, which we are required to pass through to our clients. Those limitations may or may not be enforceable, and we may have liability to our clients or providers that could harm our reputation and increase our operating costs.

If we fail to retain key personnel or if we fail to attract additional qualified personnel or if newly hired personnel fail to reach productivity as anticipated, we may not be able to achieve our anticipated level of growth, our revenue may decrease and our operating costs may increase.

Our future success depends upon the continued service of our officers and other key finance, sales and marketing, research and development and professional services staff. In addition, our future success will depend in large part on our ability to attract a sufficient number of highly qualified personnel, and there can be no assurance that we will be able to do so. Competition for qualified personnel can be intense, and we might not be successful in attracting and retaining them. The pool of qualified personnel with experience working with or selling to NPOs is limited overall and specifically in Austin, Texas, Washington, D.C., and Berkeley, California, where a significant portion of our operations are located. If we fail to retain key personnel or attract a sufficient number of highly qualified personnel, we may expend more resources in an effort to recruit qualified personnel and our operating costs would increase. In addition, the diversion of management’s attention to recruiting efforts may cause our sales and revenue to decrease.

Our ability to maintain and expand our finance, sales and marketing, research and development and professional services teams will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales to, and the specific needs of, NPOs. For these reasons, we have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition, it takes time for our new sales and services personnel to become productive, particularly with respect to obtaining and supporting enterprise clients. If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our solutions and provide services to our clients, and we could experience a shortfall in revenue and may not achieve our planned growth.

Various private spam blacklists have in the past reduced, and may in the future reduce, the effectiveness of our solutions and our ability to conduct our business, which may cause demand for our solutions to decline.

We depend on email to market to and communicate with our clients, and our clients rely on email to communicate with their constituents. Various private entities attempt to limit the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that exceed current legal requirements in the United States and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, Internet service providers and Internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company’s Internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked by servers that receive or route email and subscribe to the blacklisting entity’s service or purchase its blacklist. Any blocking of email communications generated by clients using our solutions will reduce the effectiveness of our solutions and our ability to conduct our business, which may cause demand for our solutions to decline and increase non-renewals.

Government regulation could increase our compliance expenses, subject us to fines or penalties of non-compliance or adversely affect the marketability of our solutions.

We are subject not only to laws and regulations applicable to businesses generally, but also to laws and regulations directly applicable to electronic commerce and fundraising activities. In addition, our clients are subject to United States and foreign laws and regulations governing the collection, use and disclosure of personal information obtained from individuals, which restrict how our clients use our solutions. There are many laws and regulations related to electronic commerce and online fundraising, and state, federal and foreign governments may adopt or enforce additional laws and regulations applicable to our business and to our clients’ use of our solutions. If the burdens or costs of our clients’ compliance with additional regulations increase, NPOs may decide not to use our solutions. Further, our failure to comply with any such laws or regulations could subject us to fines, penalties or other damages that could harm our reputation and increase our operating costs.

The promulgation, amendment or enforcement of any laws or regulations in the following areas could increase our compliance expenses:

•                 charitable fundraising and related services;

•                 campaign finance;

•                 user privacy and notification statutes;

•                 the transmission and storage of personal data;

•                 the pricing and taxation of products and services offered over the Internet;

•                 money laundering;

•                 transactions or sales to terrorist organizations or to nations which sponsor terrorist activities;

•                 the content of websites;

•                 patents, copyrights, trade secrets, trademarks and other areas of intellectual property;

•                 consumer protection, including the potential application of “do not call” registry requirements on our clients;

•                 freedom of speech and expression;

•                 the online distribution of specific material or content over the Internet;

•                 the characteristics and quality of products and services offered over the Internet; and

•                 federal, state or local taxation, particularly with respect to charitable giving, research and development activities, employee compensation and other activities generally pertaining to our business.

We are also subject to certain state registration and periodic filing requirements related to companies that provide fundraising consulting services. States’ regulations vary and the application of these regulations to our business is unclear. Our clients rely in part on our registrations in states that require registration to conduct our clients’ national fundraising campaigns. As of March 31, 2010, we were registered in ten states and had registrations pending in six others. If we fail to comply with any of these regulations, our registrations could be revoked or we may be prevented from registering, and our clients could terminate their agreements with us if we do not meet their fundraising needs in those states. In addition, we could incur fines, penalties or other damages that could harm our reputation and increase our operating costs, and we may be obligated to file client agreements that may disclose competitively sensitive information. Furthermore, the states in which we are registered may impose new requirements and additional states may adopt registration requirements that may increase our compliance expenses.

Evolving privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our solutions, which could reduce overall demand for our solutions and increase operating costs.

Our clients can use our solutions to store personal or identifying information regarding their constituents. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and other individuals. For instance, as part of the American Recovery and Reinvestment Act of 2009, Congress passed the Health Information Technology for Economic and Clinical Health Act, or HI-TECH Act. The HI-TECH Act expands the reach of data privacy and security requirements of the Health Insurance Portability and Accountability Act, or HIPAA, to service providers. HIPAA and associated United States Department of Health and Human Services regulations permit our clients in the healthcare industry to use certain demographic protected health information (such as name, email or physical address and dates of service) for fundraising purposes and to disclose that subset of protected health information to their service providers for fundraising. We may be included in this service provider group under the revised HIPAA regulations by virtue of our service provider relationship with our clients in the healthcare industry. In general, we are seeking to prohibit contractually our healthcare industry clients from uploading other types of health information of their clients into our systems because HIPAA does not permit this information to be used for fundraising without certain permissions, but we believe that monitoring our healthcare clients’ compliance with such prohibitions is not legally required of service providers and would be cost prohibitive. The law and regulations under HI-TECH are new and still subject to change or interpretation by legal authorities who could cause additional compliance burdens.

The costs of compliance with, and other burdens imposed by, HIPAA, the HI-TECH Act and such other laws and regulations that are applicable to the businesses of our clients may limit the use and adoption of our solutions, reduce overall demand for our solutions and increase our operating costs, and we may be unable to pass along those costs to our clients in the form of increased fees.

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If regulatory burdens related to collection and use of personal information increase, our solutions would be less effective, which may reduce demand for our solutions and harm our business.

United States federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 imposes certain obligations on the senders of commercial emails, which could minimize the effectiveness of our email product and establishes financial penalties for non-compliance, which could increase the costs of our business.

In December 2003, Congress enacted Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, which establishes civil penalties for failure to meet certain requirements for commercial email messages (which may include email messages sent by NPOs that advertise a commercial product or service) and specifies criminal and civil penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source, transmission path or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to identify their recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act. For example, Utah and Michigan have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as products that minors are prohibited from purchasing. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our clients’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our email product. Moreover, non-compliance with the CAN-SPAM Act can involve significant financial penalties. In addition, European Union member state laws typically prohibit sending promotional email messages outside of an established business relationship with the recipient unless the recipient has opted into receipt of such messages and require honoring opt-out requests by recipients. Such laws largely prevent the use of email to new prospects in the European Union, and similar laws have been adopted in some countries. Although our agreements prohibit violations of these laws, if we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or European Union or foreign laws regulating the distribution of commercial email, whether as a result of violations by our clients or if we were deemed to be directly subject to and in violation of these requirements by the future interpretation of such laws by a court of law or regulatory agency, we could be required to pay penalties or we may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain clients or increase our operating costs.

We may be subject to legal costs and liabilities for content and activities of our clients and their constituents, which could harm our reputation and increase our operating costs.

We host content provided by our clients and their constituents and provide products and services that enable them to exchange information, conduct business and engage in various online activities. From time to time, we are requested to provide information or otherwise become involved in legal and other matters involving our clients’ online activities. While we require our clients to agree to comply with acceptable usage policies and other content restrictions, clients and their constituents may provide content or undertake activities that could require us to conduct investigations or defend claims by private persons and entities or governmental entities that may be with or without merit and may subject us to legal costs and liabilities to our third-party suppliers and others, which could harm our reputation and increase our operating costs.

If existing clients and prospective clients refuse to adopt or renew our solutions, or we choose not to engage a prospective client, because of conflicts over ideological missions, our revenue will not grow at our anticipated rate.

Our clients have a wide range of ideological missions. Many NPOs focus upon and support ideological causes that may conflict with the ideological causes of our other clients. A few prospective clients in the past have hesitated or refused to use our solutions because of our relationship with NPOs with ideologies that directly conflict with the ideologies of such prospective clients. If the number of our clients grow, the potential for such conflict will increase. We have adopted a policy of working with NPOs supporting a wide range of ideological missions other than those that promote violence, hatred, or racial or religious intolerance. We will exercise our judgment in determining whether an organization violates the spirit of these client engagement principles. Based on these principles, we have and may continue in the future to choose not to engage prospective client NPOs. If our prospective clients refuse to adopt our solutions, if we choose not to engage a prospective client, or if our existing clients do not renew or otherwise terminate their use of our solutions due to such conflicts, our revenue may be adversely affected and our reputation may be harmed.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our operating results.

A change in accounting standards or practices could harm our operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business.

We may incur significant expenses to defend against or settle claims that we infringe upon third parties’ intellectual property rights.

Litigation regarding intellectual property rights is common in the software industry. We expect that our solutions may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products and services in different industry segments overlaps. We have encountered and may encounter in the future disputes over rights and obligations concerning intellectual property. In the past, we have been involved in litigation with Kintera, Inc., which was acquired by Blackbaud, Inc. Third parties may seek to bring claims against us in the future. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our solutions. Our operating costs may increase or our revenue may decline if any of these events occurred.

In addition, we generally indemnify our clients against certain claims that our solutions infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our clients against infringement claims and paying any resulting damage awards or settlements. In the event of a claim of infringement, we and our clients might be required to obtain one or more licenses from third parties. We, or our clients, might be unable to obtain necessary licenses from third parties at a reasonable cost, if at all. We, or our clients, might become subject to an injunction that prevents use of the allegedly infringing technology. Any intellectual property rights claim against us or our clients, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management attention and financial resources. An adverse determination also could prevent us from offering our solutions to our clients and may require that we procure or develop a substitute solution that does not infringe.

For any intellectual property rights claim against us or our clients, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms, if at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. Defense of any lawsuit, the cost of any damages or settlements, failure to obtain any such required licenses or issuance of an injunction would increase our operating costs and may reduce our revenue.

If the security of the software or systems underlying our solutions is breached, our reputation could be harmed and our operating costs could increase.

Fundamental to the use of our products and services is the secure collection, storage and transmission of constituent information. Unauthorized third parties have periodically attempted to attack our system, and we have had security breaches in the past. We regularly upgrade our security technologies, policies and programs. However, we expect third parties to continue to attempt to attack our system in the future with increasing sophistication. If a third party breaches our security, that of our clients or that of our third-party datacenters and payment processing partners, our business could be harmed. It could result in misappropriation of proprietary information or interruptions in operations. We might be liable to our clients or their constituents for damages from breaches of security, and clients could seek to terminate their agreements with us. A breach could also harm our reputation and increase our operating costs, particularly any breach resulting in the imposition of liability that is not covered by insurance or is in excess of insurance coverage. We might be required to expend significant capital and other resources to notify and communicate with state and federal regulatory agencies and affected clients and their constituents, provide credit monitoring or other protections, protect further against security breaches or to rectify problems caused by any security breach. Any of these results would be harmful to our business.

We rely upon trademark, copyright and trade secret laws to protect our proprietary rights, which might not provide us with adequate protection, and we may therefore be unable to compete effectively.

Our success and ability to compete depend to a significant degree upon the protection of our software and other proprietary technology rights. We might not be successful in protecting our proprietary technology, and our proprietary rights might not provide us with a meaningful competitive advantage. To protect our proprietary technology, we rely on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements, each of which affords only limited protection. We have no patents on our proprietary technology and, accordingly, have no way to exclude others from practicing inventions relating to similar technologies, unless wrongfully misappropriated from us in violation of trade secret law or any non-disclosure agreements. Any inability to protect our intellectual property rights could harm our ability to compete effectively, which would reduce our revenue. Such harm includes but is not limited to the following:

•                 without any patents of our own to counter assert, there is a greater risk that current and future competitors who may have patented similar technologies that cover our products and services would seek damages and a prohibition on the use and sale of such products and services;

•                 our trademarks may not be protected in those jurisdictions in which such trademarks have not been registered, and in such jurisdictions others may be able to use confusingly similar marks or prevent our use of such trademarks; and

•                 current and future competitors may independently develop similar technologies or duplicate our solutions.

Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology and information without authorization. Policing unauthorized use of our solutions is difficult, and litigation could become necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve and could result in substantial diversion of management attention and resources.

We use open source software in the software underlying our solutions that may subject our software to general release or require us to re-engineer such solutions, which could reduce our revenue or increase our operating costs.

We use open source software in the software underlying our solutions and plan to use more open source software in the future. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights resulting from our use of open source software in accordance with the terms of the license under which we received such open source software. Use and distribution of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use, modification and distribution. If we combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software and license such proprietary software under the terms of the open source license for free or for a nominal fee. Open source license terms may be ambiguous and many of the risks associated with usage of open source software cannot be eliminated and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software or failed to comply with the terms of the open source licenses, in addition to the potential that we license modifications or derivative works we create under open source license terms, we may be subject to suits by licensors claiming infringement of intellectual property rights related to such open source software and required to re-engineer our software underlying our solution, discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis, take other remedial action that may divert resources away from our development efforts or be subject to an injunction or damage award or settlement, any of which could reduce our revenue or increase our operating costs.

We may enter into acquisitions that may be difficult to integrate, fail to achieve our strategic objectives, disrupt our business, dilute stockholder value or divert management attention.

We currently do not have any agreements with respect to any acquisitions, but in the future we may pursue acquisitions of businesses to complement our existing business. We cannot assure you that any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:

•                  difficulties in retaining key employees and clients and in integrating the operations and personnel of the acquired companies;

•                  difficulties in maintaining acceptable standards, controls, procedures and policies;

•                  potential disruption of ongoing business and distraction of management;

•                  inability to maintain relationships with clients of the acquired business;

•                  impairment of relationships with employees and clients as a result of any integration of new management and other personnel;

•                  difficulties in incorporating acquired technology and rights into our products and services;

•                  unexpected expenses resulting from the acquisition; and

•                  potential unknown liabilities associated with acquired businesses.

In addition, acquisitions may result in the incurrence of debt, restructuring charges and write-offs, such as write-offs of acquired in-process research and development. We also may not be able to recognize as revenue the deferred revenue of an acquired company. Acquisitions may result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. Furthermore, if we finance future acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted and earnings per share may decrease. To the extent we finance future acquisitions with debt, such debt could include financial or operational covenants that restrict our business operations.

We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize the benefits of these acquisitions, and our operating results could be harmed.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.

We intend to continue to make investments to support our growth and believe that our existing cash and cash equivalents and our cash flow from future operating activities will be sufficient to meet our anticipated cash needs for the next twelve months. We may, however, require additional capital from equity or debt financings in the future to fund our operations or respond to competitive pressures or strategic opportunities. In addition, we may require additional financing to fund the purchase price of future acquisitions. Additional financing may not be available on terms favorable to us, or at all. Any additional capital raised through the sale of equity or convertible debt securities may dilute your percentage ownership of our common stock. Furthermore, any new debt or equity securities we issue could have rights, preferences and privileges superior to our common stock. Capital raised through debt financings could require us to make periodic interest payments and could impose potentially restrictive covenants on the conduct of our business. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

If we expand our operations outside of the United States, our expansion may subject us to risks that may increase our operating costs.

An element of our growth strategy is to expand our international operations and develop a worldwide client base. To date, we have not realized a material portion of our revenue from clients outside the United States. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, we cannot assure you that our international expansion efforts will be successful. In addition, we will face risks in doing business internationally that could increase our operating costs, including:

•                  economic conditions in various parts of the world;

•                  unexpected and more restrictive laws and regulations, including those laws governing Internet activities, email messaging, collection and use of personal information, ownership of intellectual property, solicitation of charitable contributions and other activities important to our online business practices;

•                  new and different sources of competition;

•                  multiple, conflicting and changing tax laws and regulations that may affect both our international and domestic tax liabilities and result in increased complexity and costs;

•                  if we were to establish international offices, the difficulty of managing and staffing such international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•                  difficulties in enforcing contracts and collecting accounts receivable, especially in developing countries;

•                  if contracts become denominated in local currency, fluctuations in exchange rates; and

•                  tariffs and trade barriers, import/export controls and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets.

If we decide to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks associated with future international operations. Our failure to manage any of these risks successfully could increase our operating costs.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives, which will increase our operating costs.

As a public company, we incur legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Listing Rules, impose additional requirements on public companies, including requiring changes in corporate governance practices. For example, the listing requirements of the NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial additional costs to maintain the same or similar coverage. These rules and regulations also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, United States securities laws require, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending December 31, 2011, we will be required to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to potential delisting by the NASDAQ Global Market and review by the NASDAQ Stock Market, the SEC, or other regulatory authorities which would require additional financial and management resources.

Risks Relating to Ownership of Our Common Stock

Our stock price may be volatile, and the value of an investment in our common stock may decline.*

An active public market for our shares may not continue to develop or be sustained. Shares of our common stock were sold in our initial public offering on April 29, 2010 at a price of $9.00 per share, and our common stock has subsequently traded as high as $10.99 and as low as $9.12. The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors affecting the trading price of our common stock include:

•                  variations in our quarterly and annual operating results;

•                  announcements of technological innovations, new products, services or enhancements, strategic alliances or agreements by us or by our competitors;

•                  the gain or loss of clients;

•                  recruitment or departure of key personnel;

•                  changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•                  sales of common stock or other securities by us in the future;

•                  market conditions in our industry, the industries of our clients and the economy as a whole; and

•                  adoption or modification of regulations, policies, procedures or programs applicable to our business.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or operating results. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our common stock. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources.

Future sales of shares by existing stockholders could cause our stock price to decline.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up, which period may be extended in certain limited circumstances, and other legal restrictions on resale discussed in our Prospectus lapse, the trading price of our common stock could decline below the initial public offering price. As of May 14, 2010, factoring in the sale of an additional 769,909 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares on May 3, 2010, we had outstanding 17,369,797 shares of common stock. Of these shares, only the 5,902,637 shares of common stock sold in the initial public offering are freely tradable, without restriction, in the public market. Thomas Weisel Partners LLC and Piper Jaffray & Co. may, in their sole discretion, permit our officers, directors, employees and current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

After the lock-up agreements pertaining to our initial public offering expire 180 days from the date of the Prospectus, which period may be extended in certain limited circumstances, up to the remaining 11,467,160 shares will be eligible for sale in the public market, 7,067,016 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. In addition, as of May 14, 2010, 106,725, shares subject to the remaining outstanding warrants, 3,210,221 shares that are subject to outstanding options and 340,924 shares reserved for future issuance under our equity plans, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Some of our existing stockholders have contractual demand or piggyback rights to require us to register with the SEC up to 11,334,891 shares of our common stock. Of these shares, 1,343,201 shares were registered and sold by stockholders with such registration rights in our initial public offering. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market. All of these shares are subject to lock-up agreements restricting their sale for 180 days after the date of the Prospectus, which period may be extended in certain limited circumstances.

We intend to register approximately 3,551,145 shares of our common stock that we have issued or may issue under our equity plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements, if applicable, described above.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

Insiders will continue to have substantial control over us, which may limit our stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us. *

As of May 14, 2010, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 38.3% of our outstanding common stock. As a result, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit your ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock. *

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, which apply to us, may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and bylaws:

•                  authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•                  establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•                  require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•                  require that a supermajority vote be obtained to amend or repeal certain provisions of our certificate of incorporation;

•                  require that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders;

•                  provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•                  prevent stockholders from calling special meetings; and

•                  prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

Our management will continue to have broad discretion over the use of the proceeds raised in our recent initial public offering and might not apply the proceeds in ways that may enhance our operating results or the price of our common stock.*

Our management will continue to have broad discretion over the use of proceeds from our recent initial public offering, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the net proceeds of the initial public offering in ways that increase the value of your investment. On May 12, 2010, we used $1.9 million of the net proceeds from the initial public offering to retire all the outstanding debt under the revolving line of credit and the term loan with Comerica Bank.  We anticipate that we will use the remaining net proceeds from the initial public offering for the payment of offering related expenses and general corporate purposes. We have not allocated these net proceeds from the initial public offering for any specific purposes. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds. You will not have the opportunity to influence our decisions on how the net proceeds of the initial public offering are used.

Item 2.  Unregistered sales of equity securities and use of proceeds

(a) Sales of Unregistered Securities

From time to time we have granted stock options and shares of common stock upon the exercise of stock options to employees, directors and consultants in compliance with Rule 701. The following tables set forth information on the stock options and shares of common stock issued by us in the three months ending March 31, 2010:

1999 Stock Option/Stock Issuance Plan

Date Of Issuance	Number of Series P Common Stock Issued (shares)	Exercise Price (per share)	Class of Purchasers
January 26, 2010	28,160	$1.99	Employee
January 7, 2010 – March 12, 2010	1,767	$4.57	Employee
February 24, 2010 – March 12, 2010	2,019	$0.85	Employee

GetActive 2006 Plan

Date Of Issuance	Number of Series P Common Stock Issued (shares)	Exercise Price (per share)	Class of Purchasers
January 7, 2010 – March 18, 2010	9,493	1.24	Employee

GetActive 2000 Plan

Date Of Issuance	Number of Series P Common Stock Issued (shares)	Exercise Price (per share)	Class of Purchasers
January 23, 2010 – March 18, 2010	12,164	$0.53	Employee
January 7, 2010	282	$1.24	Employee

No underwriters were involved in the foregoing sales of securities. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictions were set out in the award agreements issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b) Use of Proceeds from Public Offering of Common Stock

On April 28, 2010, our registration statement on Form S-1 (File No. 333-164491) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 3,789,527 shares of common stock by us and the associated sale of 1,343,201 shares of common stock by selling stockholders and the sale pursuant to the underwriters’ over-allotment option for an additional 769,909 shares of common stock by us, at a public offering price of $9.00 per share. On April 29, 2010, we sold 3,789,527 shares of common stock, for an aggregate offering price of $34.1 million, and the selling stockholders sold 1,343,201 shares of common stock for an aggregate offering price of $12.1 million. The underwriters’ subsequently exercised their option to purchase additional shares and on May 3, 2010 we sold 769,909 shares of common stock, for an aggregate offering price of $6.9 million, after which the offering was terminated. Thomas Weisel Partners LLC and Piper Jaffray & Co. were the joint book-running managers and William Blair & Company, L.L.C., JMP Securities LLC and Pacific Crest Securities LLC were co-managers of our initial public offering.

As a result of the initial public offering, we raised a total of $41.0 million in gross proceeds, and $35.7 million in net proceeds after deducting underwriting discounts of $2.9 million and estimated offering expenses of $2.5 million.  We did not receive any proceeds from the sale of shares in the initial public offering by the selling stockholders.

None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock, our affiliates or direct or indirect payments to others.

There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on April 29, 2010. On May 12, 2010, we used $1.9 million of the net proceeds from the initial public offering to retire all the outstanding debt under the revolving line of credit and the term loan with Comerica Bank. We anticipate that we will use the remaining net proceeds from the initial public offering for the payment of offering-related expenses and for general corporate purposes.  The amount and timing of what we actually spend may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations as well as the other factors described in the section titled “Risk Factors.” Pending the use of the net proceeds from the initial public offering described above, we invested the funds in a registered money market account.

Item 3.  Defaults upon senior securities

None.

Item 4. Removed and reserved

Item 5.  Other information

None.

Item 6. Exhibits

Exhibit No.		Description
2.1

Agreement and Plan of Merger, dated January 10, 2007, by and among Registrant, GASI Acquisition Corp., GetActive Software, Inc. and Robert Epstein, as stockholders’ agent (incorporated by reference from Exhibit 2.1 to the Registrant’s registration statement on Form S-1, as amended, filed with the SEC on January 22, 2010 (File No. 333-164491)(the “Registration Statement”)

3.1		Restated Certificate of Incorporation, as currently in effect (incorporated by reference from Exhibit 3.1.1 to the Registration Statement)
3.2		Bylaws, as currently in effect (incorporated by reference from Exhibit 3.2.1 to the Registration Statement)
4.1		Specimen certificate for shares of common stock (incorporated by reference from Exhibit 4.1 to the Registration Statement)
4.2		Reference is made to 3.1 and 3.2 above
4.3

Fifth Amended and Restated Investors’ Rights Agreement, dated April 10, 2007, by and among Registrant and certain stockholders (incorporated by reference from Exhibit 4.3 to the Registration Statement)

4.3.1

Amendment No. 1 to Fifth Amended and Restated Investors’ Rights Agreement, dated January 31, 2008, by and among Registrant and certain stockholders (incorporated by reference from Exhibit 4.3.1 to the Registration Statement)

4.4		Form of Warrant issued to Comerica Ventures Incorporated (incorporated by reference from Exhibit 4.6 to the Registration Statement)
4.5		Warrant issued to Entrepreneurs Foundation of Central Texas Incorporated (incorporated by reference from Exhibit 4.7 to the Registration Statement)
4.6		Warrant issued to Piper Jaffray & Co. Incorporated (incorporated by reference from Exhibit 4.8 to the Registration Statement)
10.1	*	2009 Stock Incentive Plan, as amended to date, and forms of stock option agreements Incorporated (incorporated by reference from Exhibit 10.1 to the Registration Statement)
10.2	*	1999 Stock Option/Stock Issuance Plan, as amended to date, and forms of stock option agreements Incorporated (incorporated by reference from Exhibit 10.2 to the Registration Statement)
10.3	*	2000 Stock Option Plan, as amended to date, and form of stock option agreement Incorporated (incorporated by reference from Exhibit 10.3 to the Registration Statement)
10.4	*	2006 Equity Incentive Plan, as amended to date, and form of stock option agreement Incorporated (incorporated by reference from Exhibit 10.4 to the Registration Statement)
10.5		Reference is made to 4.3 and 4.3.1 above.
10.6

Loan and Security Agreement, dated October 26, 2007, by and among Registrant, GetActive Software, Inc. and Comerica Bank Incorporated (incorporated by reference from Exhibit 10.6 to the Registration Statement)

10.6.1

Amendment Number One to Loan and Security Agreement, dated as of January 14, 2008, by and among Registrant, GetActive Software, Inc. and Comerica Bank Incorporated (incorporated by reference from Exhibit 10.6.1 to the Registration Statement)

10.6.2

Amendment Number Two to Loan and Security Agreement, dated as of February 15, 2008, by and among Registrant, GetActive Software, Inc. and Comerica Bank Incorporated (incorporated by reference from Exhibit 10.6.2 to the Registration Statement)

10.6.3

LIBOR Addendum to Loan and Security Agreement, dated as of July 31, 2008, by and among Registrant, GetActive Software, Inc. and Comerica Bank Incorporated (incorporated by reference from Exhibit 10.6.3 to the Registration Statement)

10.6.4

Amendment Number Three to Loan and Security Agreement, dated as of February 9, 2009, by and among Registrant, GetActive Software, Inc. and Comerica Bank Incorporated (incorporated by reference from Exhibit 10.6.4 to the Registration Statement)

10.6.5

Amendment Number Four to Loan and Security Agreement, dated as of July 31, 2009, by and among Registrant, GetActive Software, Inc. and Comerica Bank Incorporated (incorporated by reference from Exhibit 10.6.5 to the Registration Statement)

10.7		Master Lease Agreement, dated as of March 15, 2006, by and between Registrant and ATEL Ventures, Inc. Incorporated (incorporated by reference from Exhibit 10.7 to the Registration Statement)
10.7.1

First Amendment to Master Lease Agreement, dated as of September 28, 2006, by and between Registrant and ATEL Ventures, Inc. (incorporated by reference from Exhibit 10.7.1 to the Registration Statement)

10.8		Office Lease, dated as of November 17, 2006, by and between Registrant and RREEF Domain, LP (incorporated by reference from Exhibit 10.8 to the Registration Statement)
10.8.1		First Amendment to Lease, dated as of April 23, 2007, by and between Registrant and RREEF Domain, LP (incorporated by reference from Exhibit 10.8.1 to the Registration Statement)

10.8.2		Second Amendment to Lease, dated January 22, 2008, by and between Registrant and RREEF Domain, LP (incorporated by reference from Exhibit 10.8.2 to the Registration Statement)
10.8.3		Third Amendment to Lease, dated August 25, 2008, by and between Registrant and RREEF Domain, LP (incorporated by reference from Exhibit 10.8.3 to the Registration Statement)
10.9		Office Lease, dated April 3, 2009, by and between Registrant and 1255 23rd Street, L.P. (incorporated by reference from Exhibit 10.9 to the Registration Statement)
10.10	*	Form of Indemnity Agreement entered into among Registrant, its affiliates and its directors and executive officers (incorporated by reference from Exhibit 10.10 to the Registration Statement)
10.11	*	Employment Offer Letter, dated June 24, 2003, by and between the Registrant and Gene Austin (incorporated by reference from Exhibit 10.11 to the Registration Statement)
10.12	*	Employment Offer Letter, dated February 2, 2005, by and between the Registrant and James R. Offerdahl (incorporated by reference from Exhibit 10.12 to the Registration Statement)
10.13	*	Employment Offer Letter, dated November 7, 2008, by and between the Registrant and Sara E. Spivey (incorporated by reference from Exhibit 10.13 to the Registration Statement)
10.14	*	Employment Offer Letter, dated March 3, 2009, by and between the Registrant and Marc Cannon (incorporated by reference from Exhibit 10.14 to the Registration Statement)
10.15	*	Employment Offer Letter, dated August 25, 2003, by and between the Registrant and Randy Potts (incorporated by reference from Exhibit 10.15 to the Registration Statement)
10.16

Master Agreement for U.S. Availability Services, dated as of June 1, 2008, by and between Registrant and SunGard Availability Services, LP (incorporated by reference from Exhibit 10.16 to the Registration Statement)

10.16.1

Addendum to the Master Agreement for U.S. Availability Services, between SunGard Availability Services LP and Convio, Inc., dated June 1, 2008 (incorporated by reference from Exhibit 10.16.1 to the Registration Statement)

10.16.2

Schedule Number 29582 v. 1.0, For Recovery Services Governed by Master Agreement for U.S. Availability Services, between SunGard Availability Services LP and Convio, Inc., dated June 1, 2008 (incorporated by reference from Exhibit 10.16.2 to the Registration Statement)

31.1	#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Constitutes management contracts or compensatory arrangements

# Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 25, 2010	By:	/s/ GENE AUSTIN
Gene Austin
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Date: May 25, 2010	By:	/s/ JAMES R. OFFERDAHL
James R. Offerdahl
Chief Financial Officer and Vice President of Administration (Principal Financial and Accounting Officer)