Form 10-Q
period 2010-06-30
Convio, Inc.
filed 2010-08-12
CIK 1407450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 17,438,291 as of July 31, 2010.

Convio, Inc.

Form 10-Q for the Three Months Ended June 30, 2010

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

PART I.  Financial Information

Item 1.  Unaudited Consolidated Financial Statements

Convio, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,038	$16,662
Accounts receivable, less allowance of $97 and $231 at June 30, 2010 and December 31, 2009, respectively	8,889	9,143
Prepaid expenses and other current assets	1,865	1,610
Total current assets	62,792	27,415
Property and equipment, net	3,616	3,276
Goodwill	5,527	5,527
Intangible assets, net	4,379	4,973
Other assets	104	153
Total assets	$76,418	$41,344
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$444	$503
Accrued liabilities	2,876	2,386
Accrued compensation	2,557	2,547
Deferred revenue	15,126	17,362
Current portion of capital lease obligations	27	90
Current portion of long-term debt	—	773
Convertible preferred stock warrant liability	—	1,375
Total current liabilities	21,030	25,036
Capital lease obligations, net of current portion	2	16
Long-term debt, net of current portion	—	1,332
Total liabilities	21,032	26,384
Commitments and Contingencies (note 5)
Convertible preferred stock (note 7)	—	33,869

Convio, Inc.
Consolidated Balance Sheets (Continued)

(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Stockholders’ equity (deficit):
Common stock: $0.001 par value; 40,000,000 and zero shares authorized at June 30, 2010 and December 31, 2009; 17,438,291 and zero shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	17	—
Series P common stock: $0.001 par value; zero and 19,118,440 shares authorized at June 30, 2010 and December 31, 2009; zero and 5,366,076 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	5
Series Q common stock: $0.001 par value; zero and 1,337,211 shares authorized at June 30, 2010 and December 31, 2009; zero and 198,796 shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Series R common stock: $0.001 par value; zero and 676,055 shares authorized at June 30, 2010 and December 31, 2009; zero and 676,025 shares issued and outstanding at June 30, 2010 and December 31, 2009	—	1
Series S common stock: $0.001 par value; zero and 1,086,233 shares authorized at June 30, 2010 and December 31, 2009; zero and 1,086,209 shares issued and outstanding at June 30, 2010 and December 31, 2009	—	1
Additional paid-in capital	109,740	37,340
Accumulated deficit	(54,371)	(56,256)
Total stockholders’ equity (deficit)	55,386	(18,909)
Total liabilities and stockholders’ equity (deficit)	$76,418	$41,344

See accompanying notes.

Convio, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Subscription and services	$14,356	$13,502	$28,719	$26,785
Usage	3,860	2,906	6,190	4,283
Total revenue	18,216	16,408	34,909	31,068
Cost of revenue (1)(2)	6,407	6,156	12,704	12,352
Gross profit	11,809	10,252	22,205	18,716
Operating expenses:
Sales and marketing(2)	5,920	5,059	11,244	10,493
Research and development(2)	2,631	2,473	5,156	4,968
General and administrative(2)	1,556	1,398	3,094	3,058
Amortization of other intangibles	195	348	467	704
Total operating expenses	10,302	9,278	19,961	19,223
Income (loss) from operations	1,507	974	2,244	(507)
Interest income	15	2	16	4
Interest expense	(52)	(95)	(115)	(238)
Other income (expense)	454	(53)	(15)	(217)
Income (loss) before income taxes	1,924	828	2,130	(958)
Provision for income taxes	221	25	245	50
Net income (loss)	$1,703	$803	$1,885	$(1,008)
Net income (loss) attributable to common stockholders (note 2):
Basic	$1,506	$456	$1,403	$(1,008)
Diluted	$1,703	$803	$1,885	$(1,008)
Net income (loss) per share attributable to common stockholders (note 2):
Basic	$0.11	$0.06	$0.13	$(0.14)
Diluted	$0.10	$0.06	$0.12	$(0.14)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	14,181	7,315	10,787	7,315
Diluted	17,519	13,814	15,945	7,315

(1)           Includes amortization of acquired technology of $0 and $254 for the three month period ended June 30, 2010 and 2009, respectively, and $127 and $508 for the six month period ended June 30, 2010 and 2009, respectively.

(2)           Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$122	$176	$240	$316
Sales and marketing	178	160	342	405
Research and development	100	80	183	181
General and administrative	145	143	309	460

See accompanying notes.

Convio, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,885	$(1,008)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,102	1,123
Amortization of intangible assets	594	1,212
Amortization of debt issuance costs	29	75
Amortization of capitalized software development costs	11	—
Revaluation of warrants to fair value	15	227
Stock-based compensation	1,074	1,362
Changes in operating assets and liabilities:
Accounts receivable	253	(298)
Prepaid expenses and other assets	(236)	(639)
Accounts payable	(59)	96
Accrued liabilities	501	(827)
Deferred revenue	(2,236)	(137)
Net cash provided by operating activities	2,933	1,186
Cash flows from investing activities:
Capitalization of software development costs	(463)	—
Purchase of property and equipment, net	(990)	(796)
Net cash used in investing activities	(1,453)	(796)
Cash flows from financing activities:
Payments made on long-term debt and capital lease obligations	(2,182)	(1,623)
Proceeds from common stock issuance in connection with initial public offering, net of issuance costs of $5,147	35,888	—
Proceeds from issuance of common stock upon exercise of options	190	22
Net cash provided by (used in) financing activities	33,896	(1,601)
Net change in cash and cash equivalents	35,376	(1,211)
Cash and cash equivalents at beginning of period	16,662	13,828
Cash and cash equivalents at end of period	$52,038	$12,617
Supplemental information:
Cash paid during the periods for:
Interest paid	$71	$141
Taxes paid	$155	$—
Noncash financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$(33,869)	$—
Conversion of Series P, Series Q, Series R and Series S common stock to undesignated common stock upon initial public offering	$(7)	$—
Reclassification of preferred stock warrant liability to additional paid-in capital upon initial public offering	$(1,390)	$—
Net exercise of convertible preferred stock warrants	$—	$—

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of the Company’s statement of financial position as of June 30, 2010 and December 31, 2009, the Company’s results of operations for the three and six months ended June 30, 2010 and 2009 and its cash flows for the six months ended June 30, 2010 and 2009. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2010. All references to June 30, 2010 or to the three or six months ended June 30, 2010 and 2009 in the notes to the consolidated financial statements are unaudited.

Basis of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

Quarterly Financial Information

The Company’s quarterly operating results normally fluctuate as a result of seasonal and other variations in its business, principally due to usage revenue which is derived from funds raised by its clients at special events and sales commissions which are expensed in the period in which the agreements are signed. The growth and amount of usage revenue vary based on the number of events, the percent of funds raised online for these events, the growth and success of events and the signing of new clients for events. The Company recognizes the usage revenue from these events when it bills clients. Usage revenue is seasonal as events are typically held in the spring and fall. Historically, the Company’s usage revenue has been higher during the second and third quarters. In addition, period-over-period comparisons may be impacted significantly by the addition or loss of any special events of enterprise clients. The Company’s operating expenses may also fluctuate as a result of sales commissions. The Company expenses sales commissions in the period in which it signs agreements, but the Company generally recognizes the related revenue over the terms of those agreements. The Company may report poor operating results due to higher sale commissions in a period in which it experiences strong sales of its solutions, particularly sales to enterprise clients. Alternatively, the Company may report better operating results due to lower sales commissions in a period in which it experiences a slowdown in sales. As a result, its sales and marketing expenses may fluctuate quarterly and will not be indicative of annual sales and marketing expenses.

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

Research and Development

The Company capitalizes the costs to develop software for internal use (including the costs of developing the Company’s COM and Common Ground solutions) incurred during the application development stage as well as costs to develop significant upgrades or enhancements to existing internal use software. These costs are amortized on a straight-line basis over an estimated useful life of three years. During the six months ended June 30, 2010, the Company capitalized approximately $463,000 of costs incurred to upgrade and enhance existing internal use software. Costs incurred to improve or enhance the Company’s products in the six months ended June 30, 2009 were expensed as incurred as these costs did not qualify as significant upgrades or enhancements. Capitalized costs are recorded as part of property and equipment.

Sales Commissions

Sales commissions are earned by the salesperson at the time of contract signing and sales commissions are expensed as incurred.

Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs the positive evidence of its pre-tax income for the three and six months ended June 30, 2010 and forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through June 30, 2010, the Company has not identified any material uncertain tax positions for which liabilities would be required.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the estimated fair value of the award on that date, and is recognized as expense over the requisite service period, which is generally over the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of stock based awards.

Net Income (Loss) Per Share

The Company used the two-class method to compute net income per share for the three months ended June 30, 2009, because the Company had previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. In May 2010, all of the Company’s outstanding convertible preferred stock converted into common stock in connection with the Company’s initial public offering. Prior to the conversion, the holders of the Series C convertible preferred stock were entitled to receive dividends when, as and if declared by the board of directors, in preference to a declaration or payment of a dividend, at a rate of $0.7114 per share. In addition, the holders of the Series A and Series B convertible preferred stock were entitled to receive dividends, when, as and if declared by the board of directors, in preference to any common stock of the Company. The dividends were non-cumulative and no such dividends were declared or paid. Holders of Series A, Series B and Series C convertible preferred stock did not share in losses of the Company.

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

Due to losses incurred during the six months ended June 30, 2009, the shares associated with stock options, convertible preferred stock warrants and convertible preferred stock are not included in diluted net loss per share because they are anti-dilutive.

In May 2010, in conjunction with the Company’s initial public offering, all of the Company’s Series P, Series Q, Series R and Series S common stock converted into undesignated common stock. Prior to the conversion, the Series P, Series Q, Series R and Series S common stock had the same dividend rights, and therefore, resulted in basic and diluted net income (loss) per share being the same for each class of common stock. As such, net income (loss) per share for the three and six months ended June 30, 2009 is presented on a combined basis.

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic net income (loss) per share
Numerator:
Net income (loss)	$1,703	$803	$1,885	$(1,008)
Less: Undistributed earnings allocated to participating preferred stock	(197)	(347)	(482)	—
Net income (loss) attributable to common stockholders	$1,506	$456	$1,403	$(1,008)
Denominator:
Weighted average common shares outstanding, basic	14,181	7,315	10,787	7,315
Basic net income (loss) per common share	$0.11	$0.06	$0.13	$(0.14)

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders	$1,703	$803	$1,885	$(1,008)
Denominator:
Weighted average common shares outstanding, basic	14,181	7,315	10,787	7,315
Add: Outstanding convertible preferred stock(1)	1,694	5,316	3,495	—
Add: Outstanding convertible preferred stock warrants(2)	77	31	100	—
Add: Options to purchase common stock	1,567	1,152	1,563	—
Weighted average common shares outstanding, diluted	17,519	13,814	15,945	7,315
Diluted net income (loss) per common share	$0.10	$0.06	$0.12	$(0.14)

(1)   Immediately prior to the closing of the Company’s initial public offering, each share of the Company’s outstanding preferred stock was converted into one share of undesignated common stock.

(2)   Upon the closing of the Company’s initial public offering, all outstanding preferred stock warrants were converted into warrants to purchase common stock.

The following table displays the Company’s other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share for the six months ended June 30, 2009, as the effect of including them would have been anti-dilutive (in thousands):

As of June 30, 2009
Convertible preferred stock	5,316
Convertible preferred stock warrants	253
Options to purchase common stock	1,131

Recent Accounting Pronouncements

In October 2009, the FASB released ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the currently existing criteria that objective and reliable evidence of fair value for undelivered products or services exist in order to be able to separately account for deliverables. Additionally, ASU 2009-13 provides for elimination of the use of the residual method of allocating arrangement consideration and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables that can be accounted for separately based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Adoption of this ASU will likely result in the Company recognizing services revenue separately from subscription revenue. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the six months ended June 30, 2010.

3. Fair Value Measurements

Financial assets and liabilities with carrying amounts approximating fair value include accounts receivable, accounts payable and accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. The carrying amount of the Company’s debt and other long-term liabilities approximate their fair value. The fair value of debt as of December 31, 2009, was based upon management’s best estimate of interest rates that would be available for similar debt obligations. As of June 30, 2010, there were no amounts outstanding under the Company’s line of credit or term loan. The Company measures certain financial instruments at fair value on a recurring basis. As of June 30, 2010, those instruments were comprised of cash equivalents invested in money market mutual funds. Prior to the Company’s initial public offering in May 2010, the Company also measured the fair value of the preferred stock warrant liability on a recurring basis using the Black-Scholes valuation model. Upon the closing of the initial public offering on May 4, 2010, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital.

The fair value of these instruments was determined using the following inputs at June 30, 2010:

		Fair Value measurements at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$52,038	$52,038	—	—

Changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2010 were as follows:

December 31, 2009	$1,375
Unrealized gains (losses), net	15
Reclassification of preferred stock warrant liability to additional paid-in capital	(1,390)
June 30, 2010	$—

4. Long-term Debt

On May 12, 2010, subsequent to the closing of the Company’s initial public offering, the Company paid approximately $1.9 million to its principal lender, Comerica Bank, in satisfaction of the remaining balance on its line of credit. Subsequently, in July 2010, the Company cancelled the line of credit.

In conjunction with the April 3, 2009 execution of the Washington D.C. operating lease, the Company was required to provide a $350,000 standby letter of credit with Comerica for the benefit of the landlord to secure the office space per the lease agreement. In addition, the Company also has a standby letter of credit for the benefit of the landlord of the Company’s Austin, Texas facility, which was reduced in accordance with the terms of the lease to approximately $898,000 in June 2010, resulting in total standby letters of credit of approximately $1.2 million. In July, upon cancellation of the line of credit with Comerica, the Company entered into a pledge agreement with Comerica to cash secure the letters of credit. The pledge agreement requires that the Company maintain a minimum cash balance of $1.2 million in a money market account with the bank.

The Comerica line of credit contained certain financial covenants and restrictions as to various matters including the Company’s ability to pay dividends and effect mergers or acquisitions without the bank’s prior approval. As of June 30, 2010 and December 31, 2009, the Company was in compliance with all such covenants.

5. Commitments and Contingencies

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

6. Income Taxes

In accordance with applicable accounting guidance, the income tax provision for the three months ended June 30, 2010 is based on the estimated annual effective tax rate for fiscal year 2010. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate change.

For the three months ended June 30, 2010 and 2009, the Company’s provision for income taxes reflects an effective tax rate of approximately 11.5% and 3.0%, respectively. For the six months ended June 30, 2010 and 2009, the Company’s provision for income taxes reflects an effective tax rate of approximately 11.5% and 5.1%, respectively. For each of the three and six months ended June 30, 2010 and 2009, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.

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

To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs the positive evidence of its pre-tax income for the six months ended June 30, 2010 and forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.

The Company had approximately $148,000 in unrecognized tax benefits as of June 30, 2010. The Company does not expect to recognize any amount of the unrecognized tax benefit in the next twelve months, as the unrecognized income tax benefits relate to the uncertainty regarding certain credits taken on returns that have not been examined by the applicable tax authority. The Company’s tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdictions.

7. Stockholders’ Equity

Reverse Stock Split

On April 5, 2010, the board of directors approved an amended and restated certificate of incorporation that (a) increased the authorized common stock to 40 million shares, (b) authorized 5 million shares of preferred stock and (c) effected a reverse stock split of all the outstanding shares of preferred stock and common stock into 0.352 of a share of preferred stock or common stock, respectively. The par value of the common and convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding common stock, convertible preferred stock, warrants for common stock and convertible preferred stock, and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effected on April 22, 2010.

Initial Public Offering

On May 4, 2010, the Company completed an initial public offering consisting of 5,132,728 shares of common stock at $9.00 per share. The total shares sold in the offering included 1,343,201 shares sold by selling stockholders and 3,789,527 shares sold by the Company. In addition, the underwriters exercised their option to purchase an additional 769,909 shares to cover over-allotments. After deducting the payment of underwriters’ discounts and commissions and offering costs, the net proceeds to the Company from the sale of shares in the offering were approximately $35.9 million.

Conversion of Common and Preferred Stock

Immediately prior to the closing of the Company’s initial public offering, which occurred on May 4, 2010, each share of the Company’s outstanding preferred and common stock was convertible into one share of undesignated common stock. The following table presents the conversion of all classes of stock on May 4, 2010:

	Prior to Conversion	Subsequent to Conversion
Convertible Preferred Stock
Series A	3,036,198	—
Series B	1,138,380	—
Series C	1,141,459	—
Common Stock
Series P	5,458,168	—
Series Q	198,796	—
Series R	676,025	—
Series S	1,086,210	—
Undesignated Common Stock	—	12,735,236

Preferred Stock Warrant Liability

Prior to the Company’s completion of its initial public offering, freestanding warrants that were related to the Company’s preferred stock were classified as liabilities in the accompanying balance sheets. The warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense). The Company recorded $454,000 of other income and $53,000 of other expense for the three months ended June 30, 2010 and 2009, respectively, and $15,000 of other expense and $227,000 of other expense for the six months ended June 30, 2010 and 2009, respectively, to reflect the change in fair value of the preferred stock warrants during those periods. Upon the closing of the initial public offering on May 4, 2010, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital.

Net Exercise of Preferred Stock Warrants

On April 29, 2010, in conjunction with the Company’s initial public offering, 252,665 shares of common stock issuable upon the exercise of outstanding warrants were converted into an equivalent number of shares of a single class of common stock. Immediately prior to the closing of the initial public offering, a portion of the warrants were net exercised, resulting in the issuance of 72,800 shares of common stock. Subsequent to the net exercise and as of June 30, 2010, 106,725 shares of common stock were issuable upon the exercise of the remaining warrants with a weighted average exercise price of $4.60 per share.

Stock Option Plans

The Company has in effect equity compensation plans under which it has granted incentive stock options, non-qualified stock options and restricted stock units to employees, directors and consultants. The incentive stock options and non-qualified stock options allow the holder to purchase shares of the Company’s undesignated common stock, or Series P common stock prior to the Company’s initial public offering, at a price not less than the fair market value of the stock at the date of grant except in the event of a business combination. The restricted stock units entitle the holder to receive shares of the Company’s stock after a vesting requirement is satisfied. The fair value of each restricted stock award is estimated using the intrinsic value method which is based on the closing price on the date of grant. Compensation expense for restricted stock and restricted stock unit awards is recognized over the vesting period on a straight-line basis.

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

As of June 30, 2010, 250,946 options and 100,730 restricted stock units had been granted from the 2009 Plan.

Stock Options

The Company uses the Black-Scholes model to estimate the fair value of its share-based payment awards. The Black-Scholes model requires estimates regarding the risk-free rate of return, dividend yields, expected life of the award and estimated forfeitures of awards during the service period. The calculation of expected volatility is based on historical volatility for comparable industry peer groups over periods of time equivalent to the expected life of each stock option grant. As the Company has limited history of trading in the public equity markets, the Company believes that comparable industry peer groups provide a more reasonable measurement of volatility in order to calculate an accurate fair value of each stock award. The expected term is calculated based on the weighted average of the remaining vesting term and the remaining contractual life of each award. The Company bases the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a dividend yield of zero.

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

The following table summarizes the weighted average grant-date value of options and the assumptions used to develop their fair value for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
Weighted-average grant-date fair value of options	$4.44	$2.72
Risk-free interest rate	2.06 – 2.43%	1.89 – 2.87%
Expected volatility	0.61 – 0.63	0.65 – 0.66
Expected life in years	4.2 – 4.3	4.2 – 4.6
Dividend yield	—	—
Estimated forfeitures	20%	20%

A summary of the changes in common stock options issued under all of the existing stock options plans is as follows:

	Shares	Range of Exercise Prices	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding, January 1, 2010	3,128,622	$0.09 - $17.05	$3.10	$17,691,574
Granted	250,946	$8.75 - $9.15	8.77
Exercised	(162,912)	$0.09 - $5.40	1.16	$1,317,346
Forfeited	(74,497)	$0.85 - $17.05	3.81
Options outstanding, June 30, 2010	3,142,159	$0.09 - $12.78	$3.64	$11,989,683

From April 1, 2010 to June 30, 2010, our employees exercised options to purchase 102,785 shares of our common stock pursuant to options issued under our equity incentive plans at an average purchase price of $0.95 per share for an aggregate purchase price of $97,000. The aggregate intrinsic value of options outstanding and options exercised was calculated based on the positive differences between the estimated fair value of the Company’s common stock of $7.34 and $8.75 per share on June 30, 2010 and December 31, 2009, respectively, or at time of exercise, and the exercise price of the options.

The following table summarizes information about options outstanding at June 30, 2010:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable and Vested	Weighted- Average Exercise Price
$0.09 – $1.14	968,773	4.02	$0.97	968,773	$0.97
$1.24 – $4.15	359,942	5.25	2.20	346,605	2.14
$4.57 – $4.57	1,166,177	5.50	4.57	678,556	4.57
$5.40 – $8.75	633,909	6.09	6.70	129,092	5.75
$9.15 – $12.78	13,358	6.57	9.49	1,172	11.73
$0.09 – $12.78	3,142,159	5.14	$3.64	2,124,198	$2.61

At June 30, 2010, there was an estimated $3.9 million of total unrecognized compensation costs related to stock-based compensation arrangements. These costs will be recognized over a weighted average period of 2.3 years.

At June 30, 2010, there were 228,596 options available for future grant under the 2009 Plan and the Company had 3,370,755 shares of common stock reserved for the exercise of outstanding stock options and stock options available for grant.

Certain stock options have been exercised prior to vesting resulting in the issuance of nonvested shares. A summary of the Company’s nonvested shares as of June 30, 2010, and changes during the six months ended June 30, 2010, is presented below:

Nonvested shares	Shares	Weighted-Average Intrinsic Value
Nonvested at December 31, 2009	163	$1,000
Issued	—	—
Vested	(144)	(900)
Nonvested at June 30, 2010	19	$100

Cash received from option exercises during the six months ended June 30, 2010 was $190,000. The Company has historically issued new shares to satisfy share option exercises.

Restricted Stock Units

A summary of restricted stock unit activity under the Company’s stock incentive plans as of June 30, 2010, and changes during the six months then ended are as follows:

	Shares	Weighted- Average Fair Value	Weighted- Average Remaining Life (in years)
Unvested, January 1, 2010	—
Granted	100,730	$9.15
Vested and issued	—
Cancelled	(390)	9.15
Unvested, June 30, 2010	100,340	$9.15	2.4

As of June 30, 2010, there was an estimated $900,000 of total unrecognized compensation cost related to unvested restricted stock units granted under the Company’s 2009 Plan. The cost is expected to be recognized through May 2014 with a weighted average recognition period of approximately 3.9 years. At June 30, 2010, there were 100,340 shares reserved for the issuance of common stock upon the vesting of restricted stock units.

8. Subsequent Events

In July 2010, the Company cancelled its line of credit with Comerica Bank. Upon cancellation of the line of credit, the Company entered into a pledge agreement with Comerica to cash secure the standby letters of credit related to its Washington D.C. and Austin, Texas facilities. The pledge agreement requires that the Company maintain a minimum cash balance of $1.2 million in a money market account with the bank.

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

Overview

We are a leading provider of on-demand constituent engagement solutions that enable nonprofit organizations, or NPOs, to more effectively raise funds, advocate for change and cultivate relationships with donors, activists, volunteers, alumni and other constituents. During 2009, our clients used our solutions to raise over $920 million and deliver over 3.8 billion emails to accomplish their missions. During the six months ended June 30, 2010, our clients used our solutions to raise over $750 million and deliver approximately 2.1 billion emails to accomplish their missions. Factoring out transactions directly related to the relief for the earthquakes in Haiti and Chile during the six months ended June 30, 2010, online fundraising increased by approximately 20 percent from the same period last year.

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

Opportunities, Trends and Uncertainties

We have noted several opportunities, trends and uncertainties that we believe are significant to an understanding of our financial results:

•                  Increasing Adjusted EBITDA on an annual basis.  Our management and board of directors use Adjusted EBITDA to monitor the performance of our business. Our Adjusted EBITDA was $5.1 million for the six months ended June 30, 2010, compared to $3.3 million for the six months ended June 30, 2009. The growth in Adjusted EBITDA was the result of the growth in our revenue and the improved productivity and scale of our business, combined with cost-saving measures we introduced in 2009. We expect Adjusted EBITDA on an annual basis to continue to grow in absolute dollars, but we expect its growth as a percentage of revenue to be slower. Adjusted EBITDA is not determined in accordance with GAAP and is not a substitute for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Use of Non-GAAP Financial Measures” below.

•                  Growth and investment in Convio Go! and Common Ground. We introduced Convio Go!, our mid-market COM offering, in the first quarter of 2008 and Common Ground in the third quarter of 2008. We believe these solutions have been well received by NPOs. Both Convio Go! and Common Ground are targeted primarily at mid-market NPOs and have had lower average pricing than our broader COM solution. Common Ground has higher gross margins than our COM solution because Common Ground is hosted on the Force.com platform and deployment services are typically provided by third parties. We intend to continue to invest significantly in Convio Go! and Common Ground research and development and sales and marketing. As a result, we expect the number of our mid-market clients to increase, and we expect our revenue from these clients to grow during 2010. However, these solutions are new, and it is difficult for us to predict whether NPOs will continue to adopt these solutions or what impact these solutions will have on our business. In addition, as we invest in significant upgrades or enhancements to our products to support these solutions, we may incur additional costs to develop internal use software that are capitalized under the applicable accounting guidance. Our capitalization of software development costs in future periods could cause our financial results to fluctuate and be more difficult to predict.

•                  Seasonality and fluctuations in usage revenue.  A significant portion of our usage revenue is derived from funds raised by our COM clients at special events. The growth and amount of usage revenue vary based on the number of events, the percent of funds raised online for these events, the growth and success of events and our signing of new clients for events. We recognize the usage revenue from these events when we bill our clients. Usage revenue is seasonal as events are typically held in the spring and fall. As a result, our usage revenue will be higher during the second and third quarters. In addition, period-over-period comparisons may be impacted significantly by the addition or loss of any special events of our enterprise clients. Therefore, we believe that year over year changes in our revenue and earnings are more indicative of our financial performance rather than sequential changes.

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

•                  Impact of economic conditions.  The downturn in economic conditions has caused many NPOs to be more cautious and to delay their purchases of technology and related services. During 2009, we faced increased pricing pressure on our COM solution, and sales of our COM solution to new clients declined. However, COM sales to existing clients increased. To incentivize NPOs to purchase our solutions, we invested heavily in the sales and marketing of our lower-priced Convio Go! and Common Ground solutions which resulted in higher sales of these solutions. We also offered promotional sales programs to incentivize organizations to make decisions and help fuel growth.  These promotions typically allow select organizations to get deployed and benefit from our solutions while deferring payment until their next budget cycle. The financial impact of these promotions is that subscription revenue recognition is delayed until billings commence.  We will continue to evaluate our solutions and our sales and marketing programs based on general market conditions.

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

•                  Preferred stock warrants;

•                  Stock-based compensation; and

•                  Income taxes.

During the six months ended June 30, 2010, there were no significant changes in our critical accounting policies or estimates. See our consolidated financial statements and footnotes and our Management’s Discussion and Analysis included in our Prospectus filed with the SEC on April 29, 2010, for additional information about these critical accounting policies, as well as a description of our significant accounting policies.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$1,703	$803	$1,885	$(1,008)
Interest (income) expense, net	37	93	99	234
Depreciation and amortization	756	1,191	1,736	2,410
Stock-based compensation	545	559	1,074	1,362
(Gain) loss on warrant revaluation	(454)	53	15	227
Provision for income taxes	221	25	245	50
Adjusted EBITDA	$2,808	$2,724	$5,054	$3,275
Adjusted EBITDA as a percentage of total revenue	15%	17%	14%	11%

Results of operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Statements of Operations Data:
Revenue:
Subscription and services	$14,356	$13,502	$28,719	$26,785
Usage	3,860	2,906	6,190	4,283
Total revenue	18,216	16,408	34,909	31,068
Cost of revenue	6,407	6,156	12,704	12,352
Gross profit	11,809	10,252	22,205	18,716
Operating expenses:
Sales and marketing	5,920	5,059	11,244	10,493
Research and development	2,631	2,473	5,156	4,968
General and administrative	1,556	1,398	3,094	3,058
Amortization of other intangibles	195	348	467	704
Total operating expenses	10,302	9,278	19,961	19,223
Income (loss) from operations	1,507	974	2,244	(507)
Interest income	15	2	16	4
Interest expense	(52)	(95)	(115)	(238)
Other income (expense)	454	(53)	(15)	(217)
Income (loss) before income taxes	1,924	828	2,130	(958)
Provision for income taxes	221	25	245	50
Net income (loss)	$1,703	$803	$1,885	$(1,008)

The following table sets forth our results of operations expressed as a percentage of total revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Statements of Operations Data:
Revenue:
Subscription and services	79%	82%	82%	86%
Usage	21	18	18	14
Total revenue	100	100	100	100
Cost of revenue	35	38	36	40
Gross margin	65	62	64	60
Operating expenses:
Sales and marketing	33	31	32	34
Research and development	14	15	15	16
General and administrative	9	9	9	10
Amortization of other intangibles	1	2	1	2
Total operating expenses	57	56	57	62
Income (loss) from operations	8	6	7	(2)
Interest income	0	0	0	0
Interest expense	(0)	(1)	(1)	(1)
Other income (expense)	2	(0)	(0)	(0)
Income (loss) before income taxes	10	5	6	(3)
Provision for income taxes	1	0	1	0
Net income (loss)	9%	5%	5%	(3)%

Comparison of the Three and Six Months Ended June 30, 2010 and 2009.

The following discussion of our results of operations is based upon actual results of operations for each of the three and six months ended June 30, 2010 and 2009. Dollar information provided in the tables below is in thousands.

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Subscription and services	$14,356	$13,502	$28,719	$26,785
Percent of total revenue	78.8%	82.3%	82.3%	86.2%
Usage	$3,860	$2,906	$6,190	$4,283
Percent of total revenue	21.2%	17.7%	17.7%	13.8%

For the three months ended June 30, 2010 and 2009

Subscription and Services Revenue

Subscription and services revenue increased $854,000, or 6%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase in subscription and services revenue was attributable to revenue recognized from sales of our solutions to new clients and from sales of additional products and services to existing clients. We began offering promotional incentives to certain prospects late last year to speed up their decision-making process. These promotions typically allow select organizations to get deployed and benefit from our solutions while deferring payment until their next budget cycle. The financial impact of these promotions is that subscription revenue recognition is delayed until billings commence.  As a result subscription and services revenue for the three months ended June 30, 2010 did not grow sequentially from the three months ended March 31, 2010.  As more billings begin in the third quarter of 2010, we expect to return to sequential growth in our subscription and services revenue.

Usage Revenue

Usage revenue increased $954,000, or 33%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was attributable to a $708,000 increase in revenue from special events and a $246,000 increase in additional fees for client usage above the levels included in monthly subscription fees. The increase in usage revenue from special events was primarily due to the growth and success of our existing clients’ events. The increase in usage revenue from fees associated with client usage above the levels included in monthly subscription fees is primarily attributable to higher volumes of transactions related to online fundraising for disaster relief efforts. Usage revenue is seasonal as events are typically held in the spring and fall. As a result, our usage revenue will be higher during the second and third quarters, with the second quarter typically being the highest.

For the six months ended June 30, 2010 and 2009

Subscription and Services Revenue

Subscription and services revenue increased $1.9 million, or 7%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase in subscription and services revenue was attributable to revenue recognized from sales of our solutions to new clients and from sales of additional products and services to existing clients. As noted previously, we began offering promotional incentives to certain prospects late last year to speed up their decision-making process. These promotions typically allow select organizations to get deployed and benefit from our solutions while deferring payment until their next budget cycle. The financial impact of these promotions is that subscription revenue recognition is delayed until billings commence.  As a result subscription and services revenue for the three months ended June 30, 2010 did not grow sequentially from the three months ended March 31, 2010.  As more billings begin in the third quarter of 2010, we expect to return to sequential growth in our subscription and services revenue.

Usage Revenue

Usage revenue increased $1.9 million, or 45%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase was attributable to a $1.4 million increase in revenue from special events and a $501,000 increase in additional fees for client usage above the levels included in monthly subscription fees. The increase in usage revenue from special events was primarily due to the growth and success of our existing clients’ events. The increase in usage revenue from fees associated with client usage above the levels included in monthly subscription fees is primarily attributable to higher volumes of transactions related to online fundraising for disaster relief efforts. As noted previously, usage revenue is seasonal as events are typically held in the spring and fall. As a result, our usage revenue will be higher during the second and third quarters, with the second quarter typically being the highest.

Cost of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$6,407	$6,156	$12,704	$12,352
Gross profit	$11,809	$10,252	$22,205	$18,716
Gross margin	64.8%	62.5%	63.6%	60.2%

For the three months ended June 30, 2010 and 2009

Cost of revenue increased $251,000, or 4%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was due primarily to a $429,000 increase in personnel costs, an $80,000 increase in hosting and transaction fees and a $58,000 increase in travel expense, offset by a $254,000 decrease in amortization of acquired technology and an $84,000 decrease in contracting expense. The increase in personnel costs was the result of increased Services personnel offset by a decrease in contractors, in addition to providing merit increases to existing employees at the end of the first quarter of 2010. The increase in hosting and transaction fees was related to the corresponding increase in the volume of online transactions processed by outside service providers. Amortization of acquired technology decreased as the related intangible assets became fully amortized in February 2010. Gross margins for the three months ended June 30, 2010 were 64.8% compared to gross margins of 62.5% for the same period in the prior year.  This improvement in gross margins is driven primarily by the increase in usage revenue, which produces higher margins than our standard subscription and services revenue, in addition to the decrease in amortization of acquired technology.

For the six months ended June 30, 2010 and 2009

Cost of revenue increased $352,000, or 3%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase was due primarily to a $545,000 increase in personnel costs, a $202,000 increase in hosting and transaction fees, a $55,000 increase in travel expense and a $54,000 increase in equipment expense, offset by a $381,000 decrease in amortization of acquired technology, an $81,000 decrease in contracting expense and a $47,000 decrease in depreciation expense. The increase in personnel costs was the result of increased Services personnel offset by a decrease in contractors, in addition to providing merit increases to existing employees at the end of the first quarter of 2010. The increase in hosting and transaction fees was related to the corresponding increase in the volume of online transactions processed by outside service providers. Amortization of acquired technology decreased as the related intangible assets became fully amortized in February 2010.  Gross margins for the six months ended June 30, 2010 were 63.6% compared to gross margins of 60.2% for the same period in the prior year.  This improvement in gross margins is driven primarily by the increase in usage revenue, which produces higher margins than our standard subscription and services revenue, in addition to the decrease in amortization of acquired technology.

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales and marketing	$5,920	$5,059	$11,244	$10,493
Percent of total revenue	32.5%	30.8%	32.2%	33.8%

For the three months ended June 30, 2010 and 2009

Sales and marketing expenses increased $861,000, or 17% for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was primarily attributable to a $709,000 increase in personnel costs, a $72,000 increase in partner referral fees and a $59,000 increase in marketing expense. The increase in personnel costs was primarily attributable to a $608,000 increase in commission expense driven primarily by three large enterprise transactions that closed during the three months ended June 30, 2010 whereas there were no comparable large transactions in the second quarter of 2009. As commissions are expensed at the time of sale, commission expenses are difficult to predict and fluctuate on a quarterly basis. The increase in partner referral fees was related to an increase in transactions referred by partners. The increase in marketing expense was related to an increase in market research and marketing programs in 2010 in order to drive new client acquisitions as well as marketing for Common Ground and Convio Go!.

For the six months ended June 30, 2010 and 2009

Sales and marketing expenses increased $751,000, or 7% for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase was primarily attributable to a $490,000 increase in personnel costs, a $146,000 increase in marketing expense and a $69,000 increase in partner referral fees. The increase in personnel costs was primarily attributable to a $459,000 increase in commission expense driven primarily by three large enterprise transactions that closed during the six months ended June 30, 2010 compared to one large enterprise transaction during the six months ended June 30, 2009. The increase in marketing expense was related to an increase in market research and marketing programs in 2010 in order to drive new client acquisitions as well as marketing for Common Ground and Convio Go!. The increase partner referral fees was related to an increase in transactions referred by partners.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$2,631	$2,473	$5,156	$4,968
Percent of total revenue	14.4%	15.1%	14.8%	16.0%

For the three months ended June 30, 2010 and 2009

Research and development expenses increased $158,000, or 6%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was attributable to a $445,000 increase in personnel costs and a $43,000 increase in travel expense and allocated overhead, partially offset by a $107,000 decrease in contracting expenses all of which were a result of the decrease in our India-based contractors offset by a corresponding increase in full-time headcount. Personnel costs also increased as a result of providing merit increases to existing employees at the end of the first quarter of 2010. In addition, research and development expenses of $238,000 that were incurred to upgrade and enhance our internal use software during the three months ended June 30, 2010 were capitalized whereas there were no costs incurred during the three months ended June 30, 2009 that qualified for capitalization.

For the six months ended June 30, 2010 and 2009

Research and development expenses increased $188,000, or 4%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase was attributable to a $770,000 increase in personnel costs and an $87,000 increase in travel expense and allocated overhead, partially offset by a $223,000 decrease in contracting expenses all of which were a result of the decrease in our India-based contractors offset by a corresponding increase in full-time headcount. Personnel costs also increased as a result of providing merit increases to existing employees at the end of the first quarter of 2010. In addition, research and development expenses of $463,000 that were incurred to upgrade and enhance our internal use software during the six months ended June 30, 2010 were capitalized whereas there were no costs incurred during the six months ended June 30, 2009 that qualified for capitalization.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
General and administrative	$1,556	$1,398	$3,094	$3,058
Percent of total revenue	8.5%	8.5%	8.9%	9.8%

For the three months ended June 30, 2010 and 2009

General and administrative expenses increased $158,000, or 11%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was due primarily to a $119,000 increase in contracting expense and a $37,000 increase in personnel costs. The increase in contracting expense was primarily related to increased costs as a result of becoming a public company, including an increase of $31,000 related to Sarbanes-Oxley compliance. Personnel costs increased as a result of providing merit increases to existing employees at the end of the first quarter of 2010, in addition to an increase in bonuses as compared to the prior year.

For the six months ended June 30, 2010 and 2009

General and administrative expenses increased $36,000, or 1%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase was due primarily to a $242,000 increase in contracting expense, a $35,000 increase in charitable contributions, and a $20,000 increase in stock option administrative fees as a result of converting to a public company platform, partially offset by a $196,000 decrease in bad debt expense and a $93,000 decrease in personnel costs. The increase in contracting expense was primarily related to increased costs as a result of becoming a public company, including an increase of $78,000 related to Sarbanes-Oxley compliance. The increase in charitable donations was a result of a program the Company put in place during the first quarter of 2010 to match donations to Haitian relief efforts made by our employees. The decrease in bad debt expense was the result of an improvement in the aging of our accounts receivable. The decrease in personnel costs was primarily attributable to a decrease in stock based compensation.

Amortization of Other Intangibles

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Amortization of other intangibles	$195	$348	$467	$704
Percent of total revenue	1.1%	2.1%	1.3%	2.3%

For the three and six months ended June 30, 2010 and 2009

These amounts represent the amortization of intangibles recorded in connection with our acquisition of GetActive in February 2007 and are being amortized on a straight-line basis over the estimated useful lives. Amortization of other intangibles decreased for both periods presented as a portion of the related intangible assets became fully amortized in February 2010.

Interest Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income	$15	$2	$16	$4
Interest expense	(52)	(95)	(115)	(238)
Total interest income (expense)	$(37)	$(93)	$(99)	$(234)
Percent of total revenue	(0.2)%	(0.6)%	(0.3)%	(0.8)%

For the three months ended June 30, 2010 and 2009

Interest income (expense), net decreased $56,000, or 60% for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decrease was due to a decrease in our average outstanding debt as a result of repaying the balance of our line of credit with Comerica with a portion of the proceeds from our initial public offering, partially offset by increased interest income on the proceeds from our initial public offering.

For the six months ended June 30, 2010 and 2009

Interest income (expense), net decreased $135,000, or 58% for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease was due to a decrease in our average outstanding debt as a result of repaying the balance of our line of credit with Comerica with a portion of the proceeds from our initial public offering, partially offset by increased interest income on the proceeds from our initial public offering.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Other income (expense)	$454	$(53)	$(15)	$(217)
Percent of total revenue	2.5%	(0.3)%	0.0%	(0.7)%

For the three and six months ended June 30, 2010 and 2009

We issued warrants exercisable for our convertible preferred stock in 2005. On May 4, 2010, immediately prior to the effectiveness of our initial public offering, we recorded a final fair value adjustment based upon the offering price of $9.00 per share and recorded other income of $454,000. Upon the closing of the offering, all outstanding preferred stock warrants were converted into warrants to purchase common stock and the liability was reclassified to additional paid-in capital. Therefore, we expect other income and expense to be minimal in future periods.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Provision for income taxes	$221	$25	$245	$50
Percent of total revenue	1.2%	0.2%	0.7%	0.2%

For the three and six months ended June 30, 2010 and 2009

We recorded a provision for federal alternative minimum taxes and state income taxes totaling $221,000 and $25,000 for the three months ended June 30, 2010 and 2009, respectively, and $245,000 and $50,000 for the six months ended June 30, 2010 and 2009, respectively. Our effective tax rate varies from the U.S. federal tax rate primarily due to the utilization of previously reserved deferred tax assets. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, we have provided a full valuation allowance against our deferred tax assets as we believe the objective and verifiable evidence of our historical pretax net losses outweighs the positive evidence of our pre-tax income for the three and six months ended June 30, 2010 and forecasted future results.

Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. We will continue to monitor the positive and negative evidence and we will adjust the valuation allowance as sufficient objective positive evidence becomes available.

Net Income (Loss)

For the three months ended June 30, 2010 and 2009

We generated net income of $1.7 million and $803,000 for the three months ended June 30, 2010 and 2009. The increase in net income arose principally from an increase in revenues and economies of scale.

For the six months ended June 30, 2010 and 2009

We generated net income of $1.9 million for the six months ended June 30, 2010, compared to a net loss of $1.0 million for the six months ended June 30, 2009. The increase in net income arose principally from an increase in revenues and economies of scale.

Liquidity and capital resources

Prior to our initial public offering, we financed our operations and met our capital expenditure requirements primarily through the private sale of equity securities and debt financings. Since we became cash flow positive in 2009, a material driver of liquidity has been cash flow from operations offset by capital expenditures. As of June 30, 2010, we had $52.0 million of cash and cash equivalents and $56.9 million of working capital excluding deferred revenue. As of June 30, 2010, we had an accumulated deficit of $54.4 million. We funded this deficit from $47.4 million in net proceeds raised from the sale of our preferred stock. We last sold shares of our preferred stock in April 2007. On May 4, 2010, we completed an initial public offering of our stock which included 3,789,527 shares sold by us. In addition, the underwriters exercised their option to purchase an additional 769,909 shares from us to cover over-allotments. After deducting the payment of underwriters’ discounts and commissions and offering costs, the net proceeds from the sale of shares were approximately $35.9 million.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$2,933	$1,186
Net cash used in investing activities	(1,453)	(796)
Net cash provided by (used in) financing activities	33,896	(1,601)
Cash and cash equivalents at end of period	52,038	12,617

Net Cash Provided By Operating Activities

During the six months ended June 30, 2010, we generated $2.9 million of cash from operating activities, which consisted of our net income of $1.9 million, non-cash charges of $2.8 million and cash inflows of $754,000. These amounts were partially offset by $2.5 million of cash outflows from changes in operating assets and liabilities. The cash inflows were primarily attributable to a $501,000 decrease in accrued liabilities due to timing of payments and a $253,000 decrease in accounts receivable as a result of an improvement in the aging of our accounts receivable. The cash outflows were attributable to a $236,000 increase in prepaid expenses primarily as a result of payment of annual premiums for our expanded public company directors and officers liability insurance, a decrease in accounts payable of $59,000 due to the timing of payments and a decrease in deferred revenue of $2.2 million as a result of the timing of transactions and various sales promotions offered during 2009 and 2010 which resulted in deferred payments.

During the six months ended June 30, 2009, we generated $1.2 million of cash from operating activities, which consisted of our net loss of $1.0 million, offset by non-cash charges of $4.0 million. In addition, cash outflows from changes in operating assets and liabilities included an increase in accounts receivable of $298,000 driven by sales activities and usage revenue growth during the six months ended June 30, 2009, an increase in prepaid expenses of $639,000 due to the timing of payments for software term licenses and maintenance, insurance premiums and marketing programs or events that occur in or cover future periods, a decrease in accounts payable and accrued liabilities of $731,000 due to timing of payments and a decrease in deferred revenue of $137,000 resulting from the timing of transactions.

Net Cash Used In Investing Activities

Net cash used in investing activities increased $657,000 for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 as a result of a $194,000 increase in capital expenditures and the capitalization of $463,000 of software development costs incurred to upgrade and enhance our internal use software during the six months ended June 30, 2010. Net cash used in investing activities for the six months ended June 30, 2009 was comprised solely of capital expenditures.

Net Cash Provided by (Used In) Financing Activities

During the six months ended June 30, 2010, we generated $33.9 million of cash from financing activities which consisted primarily of the net proceeds we received from the sale of stock in our initial public offering of $35.9 million and $190,000 in proceeds we received from the issuance of common stock upon the exercise of stock options, partially offset by $2.2 million used to repay our line of credit with Comerica. During the six months ended June 30, 2009, we utilized $1.6 million of cash for financing activities for payments on our long-term debt.

On May 4, 2010, we closed our initial public offering raising net proceeds of approximately $35.9 million after deducting underwriting discounts and commissions and offering costs. We believe that our cash flows from operations and our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may elect to raise additional capital through the sale of additional equity or debt securities or obtain a credit facility to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we elect, additional financing may not be available in amounts or on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Contractual Obligations and Commitments

During the six months ended June 30, 2010, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on April 29, 2010, other than the changes to our credit facilities as discussed below

Credit Facilities

On May 12, 2010, subsequent to the closing of our initial public offering, we paid approximately $1.9 million to our principal lender, Comerica Bank, in satisfaction of the remaining balance on our line of credit. Subsequently, in July 2010, we cancelled the line of credit.

In conjunction with the April 3, 2009 execution of the Washington D.C. operating lease, we were required to provide a $350,000 standby letter of credit with Comerica for the benefit of the landlord to secure the office space per the lease agreement. In addition, we also had a standby letter of credit for the benefit of the landlord of the Company’s Austin, Texas facility, which was reduced in accordance with the terms of the lease to approximately $898,000 in June 2010, resulting in total standby letters of credit of approximately $1.2 million. In July, upon cancellation of the line of credit with Comerica, we entered into a pledge agreement with Comerica to cash secure the letters of credit. The pledge agreement requires that we maintain a minimum cash balance of $1.2 million in a money market account with the bank.

The Comerica line of credit contained certain financial covenants and restrictions as to various matters including our ability to pay dividends and effect mergers or acquisitions without the bank’s prior approval. As of June 30, 2010 and December 31, 2009, we were in compliance with all such covenants.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.  Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We had cash and cash equivalents of $52.0 million and $16.7 million at June 30, 2010 and December 31, 2009, respectively. These amounts are held primarily in cash or money market funds. We do not hold any auction-rate securities. Cash and cash equivalents are held for working capital purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in the six months ended June 30, 2010, our interest income would not have been materially affected.

Our exposure to interest rates also relates to the increase or decrease in the amount of interest we must pay on our outstanding debt. Outstanding borrowings under our term loan and line of credit bore a variable rate of interest based upon the LIBOR rate adjusted monthly. On May 12, 2010, subsequent to the closing of our initial public offering, we paid approximately $1.9 million to our principal lender, Comerica Bank, in satisfaction of the remaining balance on our line of credit. As of June 30, 2010, we had no amounts outstanding under our term loan or line of credit. If overall interest rates had increased by 10% in the six months ended June 30, 2010, our interest expense would not have been materially affected.

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

Item 4.  Controls and procedures

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While no one client accounted for more than 10% of our revenue during the six months ended June 30, 2010, our enterprise clients can contribute substantially to our revenue from quarter to quarter. If NPOs, especially enterprise NPOs, do not continue to adopt and renew their subscriptions to our solutions, our revenues will experience volatility and our stock price could fall.

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

We anticipate that our new Common Ground application will help us to grow our business, but if NPOs do not adopt Common Ground, the growth in our revenue could be limited and our business harmed.*

We introduced our Common Ground application in September 2008. As of June 30, 2010, approximately 265 NPOs had adopted Common Ground. We expect to increase our spending on research and development and sales and marketing to expand the number of Common Ground clients and the revenue we generate from these clients.

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

We also rely on third-party implementation providers whom we recommend to our clients to deploy COM and Common Ground. In the case of Common Ground, to date we have relied primarily on third-party implementation providers to provide deployment services. Any failure to perform, unprofessional conduct, delays or difficulties with the deployment on the part of such third-party implementation providers may require us to perform these services ourselves and may reflect poorly on our reputation and the marketability of our solutions, which could harm our business and results of operations. Our agreements with these third-party implementation providers do not obligate them to continue to deploy our solutions. Our clients either enter into agreements directly with us or alternatively with the third-party implementation providers, so we have limited ability to seek recourse from them if deployment issues arise with clients.

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

We are also subject to certain state registration and periodic filing requirements related to companies that provide fundraising consulting services. States’ regulations vary and the application of these regulations to our business is unclear. Our clients rely in part on our registrations in states that require registration to conduct our clients’ national fundraising campaigns. As of June 30, 2010, we were registered in fifteen states and had registrations pending in seven others. If we fail to comply with any of these regulations, our registrations could be revoked or we may be prevented from registering, and our clients could terminate their agreements with us if we do not meet their fundraising needs in those states. In addition, we could incur fines, penalties or other damages that could harm our reputation and increase our operating costs, and we may be obligated to file client agreements that may disclose competitively sensitive information. Furthermore, the states in which we are registered may impose new requirements and additional states may adopt registration requirements that may increase our compliance expenses.

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

•                  potential intellectual property or other litigation if we do not consummate an acquisition; and

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

•                  the need to make capital expenditures in foreign jurisdictions;

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

Risks Relating to Ownership of Our Common Stock

Our stock price may be volatile, and the value of an investment in our common stock may decline.*

An active public market for our shares may not continue to develop or be sustained. Shares of our common stock were sold in our initial public offering on April 29, 2010 at a price of $9.00 per share, and our common stock has subsequently traded as high as $10.99 and as low as $6.90. The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors affecting the trading price of our common stock include:

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

On July 12, 2010, we filed a Registration Statement on Form S-8 with the SEC to register 3,471,358 shares of our common stock that we have issued or may issue under our equity plans. These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements, if applicable, described above.

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

Item 2.  Unregistered sales of equity securities and use of proceeds

(a) Sales of Unregistered Securities

From April 1, 2010 to July 12, 2010, the date we filed a Registration Statement on Form S-8 with regard to our equity incentive plans, we granted options to purchase 11,598 shares of our common stock under our 2009 Stock Incentive Plan with an exercise price of $9.15, vesting 1/4th on the one year anniversary of the vesting commencement date and then 1/36th per month thereafter. In addition, we issued 100,730 restricted stock units under our 2009 Stock Incentive Plan with a fair market value of $9.15 per share, which shares vest 1/4th on the one year anniversary of the May 26, 2010 vesting commencement date and then 1/3rd per year thereafter. From April 1, 2010 to July 12, 2010, certain of our employees exercised options to purchase 102,785 shares of our common stock pursuant to options issued under the Company’s 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”), the 2000 Stock Option Plan of GetActive (the “GetActive 2000 Plan”) and the 2006 Equity Incentive Plan of GetActive (the “GetActive 2006 Plan”) at an average purchase price of $0.95 per share for an aggregate purchase price of $97,000. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption provided in Rule 701 or Section 4(2) of the Securities Act of 1933, as amended.

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

As a result of the initial public offering, we raised a total of $41.0 million in gross proceeds, and $35.9 million in net proceeds after deducting underwriting discounts of $2.9 million and offering expenses of $2.3 million.  We did not receive any proceeds from the sale of shares in the initial public offering by the selling stockholders.

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

Date: August 12, 2010	By:	/s/ GENE AUSTIN
Gene Austin
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Date: August 12, 2010	By:	/s/ JAMES R. OFFERDAHL
James R. Offerdahl
Chief Financial Officer and Vice President of Administration (Principal Financial and Accounting Officer)