Form 10-Q
period 2010-09-30
Convio, Inc.
filed 2010-11-12
CIK 1407450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 17,451,305 as of October 31, 2010.

Convio, Inc.

Form 10-Q for the Three Months Ended September 30, 2010

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

PART I.  Financial Information

Item 1.  Unaudited Consolidated Financial Statements

Convio, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,173	$16,662
Restricted cash	1,248	—
Marketable securities	32,556	—
Accounts receivable, less allowance of $174 and $231 at September 30, 2010 and December 31, 2009, respectively	10,140	9,143
Prepaid expenses and other current assets	1,561	1,610
Total current assets	65,678	27,415
Property and equipment, net	3,842	3,276
Goodwill	5,527	5,527
Intangible assets, net	4,185	4,973
Other assets	104	153
Total assets	$79,336	$41,344
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$630	$503
Accrued liabilities	3,277	2,386
Accrued compensation	1,634	2,547
Deferred revenue	16,379	17,362
Current portion of capital lease obligations	21	90
Current portion of long-term debt	—	773
Convertible preferred stock warrant liability	—	1,375
Total current liabilities	21,941	25,036
Capital lease obligations, net of current portion	—	16
Long-term debt, net of current portion	—	1,332
Total liabilities	21,941	26,384
Commitments and Contingencies (note 6)
Convertible preferred stock (note 8)	—	33,869

Convio, Inc.

Consolidated Balance Sheets (Continued)

(in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Stockholders’ equity (deficit):
Common stock: $0.001 par value; 40,000,000 and zero shares authorized at September 30, 2010 and December 31, 2009; 17,451,305 and zero shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	17	—
Series P common stock: $0.001 par value; zero and 19,118,440 shares authorized at September 30, 2010 and December 31, 2009; zero and 5,366,076 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	5
Series Q common stock: $0.001 par value; zero and 1,337,211 shares authorized at September 30, 2010 and December 31, 2009; zero and 198,796 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Series R common stock: $0.001 par value; zero and 676,055 shares authorized at September 30, 2010 and December 31, 2009; zero and 676,025 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	1
Series S common stock: $0.001 par value; zero and 1,086,233 shares authorized at September 30, 2010 and December 31, 2009; zero and 1,086,209 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	1
Additional paid-in capital	110,253	37,340
Accumulated other comprehensive loss	(9)	—
Accumulated deficit	(52,866)	(56,256)
Total stockholders’ equity (deficit)	57,395	(18,909)
Total liabilities and stockholders’ equity (deficit)	$79,336	$41,344

See accompanying notes.

Convio, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Subscription and services	$14,634	$13,953	$43,353	$40,738
Usage	3,221	2,281	9,411	6,564
Total revenue	17,855	16,234	52,764	47,302
Cost of revenue (1)(2)	6,495	6,191	19,199	18,543
Gross profit	11,360	10,043	33,565	28,759
Operating expenses:
Sales and marketing(2)	5,075	5,191	16,319	15,684
Research and development(2)	2,740	2,512	7,896	7,480
General and administrative(2)	1,666	1,318	4,760	4,376
Amortization of other intangibles	195	348	662	1,052
Total operating expenses	9,676	9,369	29,637	28,592
Income from operations	1,684	674	3,928	167
Interest income	25	1	41	5
Interest expense	(9)	(50)	(124)	(288)
Other income (expense)	—	(96)	(15)	(313)
Income (loss) before income taxes	1,700	529	3,830	(429)
Provision for income taxes	195	54	440	104
Net income (loss)	$1,505	$475	$3,390	$(533)
Net income (loss) attributable to common stockholders (note 2):
Basic	$1,505	$270	$2,846	$(533)
Diluted	$1,505	$475	$3,390	$(533)
Net income (loss) per share attributable to common stockholders (note 2):
Basic	$0.09	$0.04	$0.22	$(0.07)
Diluted	$0.08	$0.03	$0.20	$(0.07)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	17,445	7,317	13,031	7,311
Diluted	18,911	13,842	16,943	7,311

(1)                                  Includes amortization of acquired technology of $0 and $254 for the three month period ended September 30, 2010 and 2009, respectively, and $127 and $762 for the nine month period ended September 30, 2010 and 2009, respectively.

(2)                                  Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$112	$156	$352	$472
Sales and marketing	160	161	502	566
Research and development	89	81	272	262
General and administrative	140	134	449	594

See accompanying notes.

Convio, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,390	$(533)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,610	1,695
Amortization of intangible assets	789	1,814
Amortization of debt issuance costs	28	82
Amortization of capitalized software development costs	42	—
Revaluation of warrants to fair value	15	324
Stock-based compensation	1,575	1,894
Changes in operating assets and liabilities:
Accounts receivable	(997)	(1,226)
Prepaid expenses and other assets	128	(522)
Accounts payable	127	164
Accrued liabilities	(22)	(265)
Deferred revenue	(983)	1,091
Net cash provided by operating activities	5,702	4,518
Cash flows from investing activities:
Purchases of marketable securities	(32,625)	—
Increase in restricted cash	(1,248)	—
Capitalization of software development costs	(621)	—
Purchase of property and equipment, net	(1,597)	(1,136)
Net cash used in investing activities	(36,091)	(1,136)
Cash flows from financing activities:
Payments made on long-term debt and capital lease obligations	(2,190)	(1,945)
Proceeds from common stock issuance in connection with initial public offering, net of issuance costs of $5,147	35,888	—
Proceeds from issuance of common stock upon exercise of options	202	26
Net cash provided by (used in) financing activities	33,900	(1,919)
Net change in cash and cash equivalents	3,511	1,463
Cash and cash equivalents at beginning of period	16,662	13,828
Cash and cash equivalents at end of period	$20,173	$15,291
Supplemental information:
Cash paid during the periods for:
Interest paid	$71	$174
Taxes paid, net of refunds	$239	$112
Noncash investing activities:
Gains/(losses) on marketable securities	$(9)	$—
Noncash financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$(33,869)	$—
Conversion of Series P, Series Q, Series R and Series S common stock to undesignated common stock upon initial public offering	$(7)	$—
Reclassification of preferred stock warrant liability to additional paid-in capital upon initial public offering	$(1,390)	$—
Net exercise of convertible preferred stock warrants	$—	$—

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of the Company’s statement of financial position as of September 30, 2010 and December 31, 2009, the Company’s results of operations for the three and nine months ended September 30, 2010 and 2009 and its cash flows for the nine months ended September 30, 2010 and 2009. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2010. All references to September 30, 2010 or to the three or nine months ended September 30, 2010 and 2009 in the notes to the consolidated financial statements are unaudited.

Basis of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

Quarterly Financial Information

The Company’s quarterly operating results normally fluctuate as a result of seasonal and other variations in its business, principally due to usage revenue which is derived from funds raised by its clients at special events and sales commissions which are expensed in the period in which the agreements are signed. The growth and amount of usage revenue vary based on the number of events, the percent of funds raised online for these events, the growth and success of events and the signing of new clients for events. The Company recognizes the usage revenue from these events when the usage amounts are determined and reported and billed to the client. Usage revenue is seasonal as events are typically held in the spring and fall. Historically, the Company’s usage revenue has been higher during the second and third quarters. In addition, period-over-period comparisons may be impacted significantly by the addition or loss of any special events of enterprise clients. The Company’s operating expenses may also fluctuate as a result of sales commissions. The Company expenses sales commissions in the period in which it signs agreements, but the Company generally recognizes the related revenue over the terms of those agreements. The Company may report poor operating results due to higher sale commissions in a period in which it experiences strong sales of its solutions, particularly sales to enterprise clients. Alternatively, the Company may report better operating results due to lower sales commissions in a period in which it experiences a slowdown in sales. As a result, its sales and marketing expenses may fluctuate quarterly and will not be indicative of annual sales and marketing expenses.

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

Marketable Securities

During the three months ended September 30, 2010, the Company purchased $32.6 million of marketable securities. The Company follows authoritative guidance in determining the classification of and accounting for its marketable securities. The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest income based on the specific identification method. Fair value is determined based on quoted market prices or pricing models using current market rates.

The Company views its available-for-sale securities as available for use, if needed, for current operations.  Accordingly, the Company has classified all available-for-sale securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date.

The Company reviews its available-for-sale investments as of the end of each reporting period for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has occurred, the Company assesses whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery. If either of these two conditions is met, the Company recognizes a charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell a security or it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recorded in accumulated other comprehensive loss.

Revenue Recognition

The Company derives its revenue from subscriptions, services and usage and recognizes revenue in accordance with relevant authoritative accounting principles. The Company’s subscription arrangements do not allow the client to take possession of the software application and the Company’s arrangements do not contain general rights of return. The Company recognizes revenue when all of the following conditions are met:

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

In determining whether the fee is fixed or determinable, the Company only recognizes revenue for amounts that the client is legally obligated to pay. There are no instances where the Company is recognizing revenue prior to invoicing the client. For example, for multi-year contracts where the client has the right to cancel a portion of the contractual term, the Company only recognizes revenue for amounts related to the noncancellable portion of the contract until the client has relinquished its right to cancel. For multi-year contracts with increasing annual payments, the Company recognizes revenue based upon the amounts actually invoiced which results in an increasing amount of revenue recognized each year. For multi-year contracts with decreasing annual payments, the Company recognizes revenue ratably using the entire noncancellable contract value which results in cash received in the early portion of the contract term exceeding the amount of revenue recognized. For contracts that have usage-based terms, the Company recognizes revenue when the usage amounts are determined and reported and billed to the client.

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

Research and Development

The Company capitalizes the costs to develop software for internal use (including the costs of developing the Company’s COM and Common Ground solutions) incurred during the application development stage as well as costs to develop significant upgrades or enhancements to existing internal use software. These costs are amortized on a straight-line basis over an estimated useful life of three years. During the three and nine months ended September 30, 2010, the Company capitalized approximately $158,000 and $621,000, respectively, of costs incurred to upgrade and enhance existing internal use software. Costs incurred to improve or enhance the Company’s products in the nine months ended September 30, 2009 were expensed as incurred as these costs did not qualify as significant upgrades or enhancements. Capitalized costs are recorded as part of property and equipment.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss is unrealized gains and losses on available-for-sale securities. There were no realized gains or losses recorded to net income (loss) for any of the three or nine month periods ended September 30, 2010 or 2009.

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$1,505	$475	$3,390	$(533)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities, net	(9)	—	(9)	—
Comprehensive income (loss)	$1,496	$475	$3,381	$(533)

Sales Commissions

Sales commissions are earned by the salesperson at the time of contract signing and sales commissions are expensed as incurred.

Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs the positive evidence of its pre-tax income for the three and nine months ended September 30, 2010 and forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through September 30, 2010, the Company has not identified any material uncertain tax positions for which liabilities would be required.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the estimated fair value of the award on that date, and is recognized as expense over the requisite service period, which is generally over the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of stock based awards.

Net Income (Loss) Per Share

The Company used the two-class method to compute net income per share for the nine months ended September 30, 2010 and 2009, and the three months ended September 30, 2009, because the Company had previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. In May 2010, all of the Company’s outstanding convertible preferred stock converted into common stock in connection with the Company’s initial public offering. Prior to the conversion, the holders of the Series C convertible preferred stock were entitled to receive dividends when, as and if declared by the board of directors, in preference to a declaration or payment of a dividend, at a rate of $0.7114 per share. In addition, the holders of the Series A and Series B convertible preferred stock were entitled to receive dividends, when, as and if declared by the board of directors, in preference to any common stock of the Company. The dividends were non-cumulative and no such dividends were declared or paid. Holders of Series A, Series B and Series C convertible preferred stock did not share in losses of the Company.

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

Due to losses incurred during the nine months ended September 30, 2009, the shares associated with stock options, convertible preferred stock warrants and convertible preferred stock are not included in diluted net loss per share because they are anti-dilutive.

In May 2010, in conjunction with the Company’s initial public offering, all of the Company’s Series P, Series Q, Series R and Series S common stock converted into undesignated common stock. Prior to the conversion, the Series P, Series Q, Series R and Series S common stock had the same dividend rights, and therefore, resulted in basic and diluted net income (loss) per share being the same for each class of common stock. As such, net income (loss) per share for the three and nine months ended September 30, 2009 is presented on a combined basis.

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic net income (loss) per share
Numerator:
Net income (loss)	$1,505	$475	$3,390	$(533)
Less: Undistributed earnings allocated to participating preferred stock	—	(205)	(544)	—
Net income (loss) attributable to common stockholders	$1,505	$270	$2,846	$(533)
Denominator:
Weighted average common shares outstanding, basic	17,445	7,317	13,031	7,311
Basic net income (loss) per common share	$0.09	$0.04	$0.22	$(0.07)

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders	$1,505	$475	$3,390	$(533)
Denominator:
Weighted average common shares outstanding, basic	17,445	7,317	13,031	7,311
Add: Outstanding convertible preferred stock(1)	—	5,316	2,317	—
Add: Outstanding convertible preferred stock warrants(2)	47	49	81	—
Add: Restricted stock units	1	—	1	—
Add: Options to purchase common stock	1,418	1,160	1,513	—
Weighted average common shares outstanding, diluted	18,911	13,842	16,943	7,311
Diluted net income (loss) per common share	$0.08	$0.03	$0.20	$(0.07)

(1)          Immediately prior to the closing of the Company’s initial public offering, each share of the Company’s outstanding preferred stock was converted into one share of undesignated common stock.

(2)          Upon the closing of the Company’s initial public offering, all outstanding preferred stock warrants were converted into warrants to purchase common stock.

The following table displays the Company’s other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2009, as the effect of including them would have been anti-dilutive (in thousands):

As of September 30, 2009
Convertible preferred stock	5,316
Convertible preferred stock warrants	253
Options to purchase common stock	1,134

Recent Accounting Pronouncements

In October 2009, the FASB released ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the currently existing criteria that objective and reliable evidence of fair value for undelivered products or services exist in order to be able to separately account for deliverables. Additionally, ASU 2009-13 provides for elimination of the use of the residual method of allocating arrangement consideration and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables that can be accounted for separately based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Adoption of this ASU will likely result in the Company recognizing services revenue separately from subscription revenue. The Company is planning to adopt ASU 2009-13 in the first quarter of 2011 and is currently evaluating the impact this update will have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2010.

3. Cash, Cash Equivalents and Marketable Securities

The Company’s cash equivalents and marketable securities as of September 30, 2010 consisted primarily of U.S. government agency bonds, corporate bonds, commercial paper and money market funds.

At September 30, 2010, the Company’s cash, cash equivalents and marketable securities consist of the following (in thousands):

	September 30, 2010
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$8,980			$8,980
Cash on hand held in money market funds	739			739
Restricted cash held in money market funds	1,248			1,248
Available-for-sale securities:
Commercial paper	7,730	$—	$—	7,730
U.S. government agency	2,026	—	—	2,026
Corporate bonds	621	—	—	621
Money market funds	77	—	—	77
Total available-for-sale securities	10,454	—	—	10,454
Total cash and cash equivalents	$21,421	$—	$—	$21,421

Marketable Securities:
Available-for-sale securities:
U.S. government agency	$16,749	$(4)	$2	$16,747
Corporate bonds	8,019	(8)	1	8,012
Commercial paper	7,797	—	—	7,797
Total marketable securities	$32,565	$(12)	$3	$32,556

The following table summarizes the contractual underlying maturities of the Company’s available-for-sale securities at September 30, 2010 (in thousands):

	September 30, 2010
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Due in one year or less	$37,040	$(10)	$2	$37,032
Due after one year through two years	5,979	(2)	1	5,978
Total available-for-sale securities	$43,019	$(12)	$3	$43,010

At September 30, 2010, the Company performed a review of all of the securities in its portfolio with an unrealized loss position to determine if any other-than-temporary impairments were required to be recorded.  Factors considered in the Company’s assessment included but were not limited to the following: the Company’s ability and intent to hold the security until maturity, the number of months until the security’s maturity, the length of time that each security has been in an unrealized loss position, ratings assigned to each security by independent ratings agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions.  Impairments are not considered other than temporary as the Company has the intent to hold these investments until maturity.  No other-than-temporary impairments were identified as of September 30, 2010 related to securities currently in the Company’s portfolio.  The Company also noted that none of the securities in the portfolio as of September 30, 2010 have been in an unrealized loss position for greater than one year.

4. Fair Value Measurements

Financial assets and liabilities with carrying amounts approximating fair value include accounts receivable, accounts payable and accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. The carrying amount of the Company’s debt and other long-term liabilities approximate their fair value. The fair value of debt as of December 31, 2009, was based upon management’s best estimate of interest rates that would be available for similar debt obligations. As of September 30, 2010, the Company had no outstanding debt agreements. The Company measures certain financial instruments at fair value on a recurring basis, including cash equivalents and available-for-sale marketable securities.  The fair value of these financial instruments was measured using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities.  The three levels are described below:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Inputs are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the Company’s own data.

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

The fair value of the Company’s cash equivalents and marketable securities was determined using the following inputs at September 30, 2010 (in thousands):

	Fair Value Measurements at September 30, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents:
Cash on hand held in money market funds	$739	$—	$—	$739
Restricted cash held in money market funds	1,248	—	—	1,248
Available-for-sale securities:
Money market funds	77	—	—	77
U.S. government agency	2,026	—	—	2,026
Corporate bonds	621	—	—	621
Commercial paper	7,730	—	—	7,730
Total available-for-sale securities	10,454	—	—	10,454
Total cash equivalents	$12,441	$—	$—	$12,441

Marketable Securities:
U.S. government agency	$16,747	$—	$—	$16,747
Corporate bonds	8,012	—	—	8,012
Commercial paper	7,797	—	—	7,797
Total marketable securities	$32,556	$—	$—	$32,556

Total	$44,997	$—	$—	$44,997

Changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2010 were as follows (in thousands):

December 31, 2009, preferred stock warrant liability	$1,375
Unrealized gains (losses), net	15
Reclassification of preferred stock warrant liability to additional paid-in capital	(1,390)
September 30, 2010	$—

5. Long-term Debt

On May 12, 2010, subsequent to the closing of the Company’s initial public offering, the Company paid approximately $1.9 million to its principal lender, Comerica Bank, in satisfaction of the remaining balance on its line of credit. In July 2010, the Company cancelled the line of credit.

In conjunction with the April 3, 2009 execution of the Washington D.C. operating lease, the Company was required to provide a $350,000 standby letter of credit with Comerica for the benefit of the landlord to secure the office space per the lease agreement. In addition, the Company also has a standby letter of credit for the benefit of the landlord of the Company’s Austin, Texas facility, which was reduced in accordance with the terms of the lease to approximately $898,000 in June 2010, resulting in total standby letters of credit of approximately $1.2 million. In July, upon cancellation of the line of credit with Comerica, the Company entered into a pledge agreement with Comerica to cash secure the letters of credit. The pledge agreement requires that the Company maintain a minimum cash balance of $1.2 million in a money market account with the bank and is classified as restricted cash on the balance sheet.

6. Commitments and Contingencies

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

7. Income Taxes

In accordance with applicable accounting guidance, the income tax provision for the three and nine month periods ended September 30, 2010 is based on the estimated annual effective tax rate for fiscal year 2010. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate change.

For the three months ended September 30, 2010 and 2009, the Company’s provision for income taxes reflects an effective tax rate of approximately 11.5% and 10.3%, respectively. For the nine months ended September 30, 2010 and 2009, the Company’s provision for income taxes reflects an effective tax rate of approximately 11.5% and 24.1%, respectively. For each of the three and nine months ended September 30, 2010 and 2009, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.

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

To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs the positive evidence of its pre-tax income for the nine months ended September 30, 2010 and forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.

The Company had approximately $148,000 in unrecognized tax benefits as of September 30, 2010. The Company does not expect to recognize any amount of the unrecognized tax benefit in the next twelve months, as the unrecognized income tax benefits relate to the uncertainty regarding certain credits taken on returns that have not been examined by the applicable tax authority. The Company’s tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdictions.

8. Stockholders’ Equity

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

Preferred Stock Warrant Liability

Prior to the Company’s completion of its initial public offering, freestanding warrants that were related to the Company’s preferred stock were classified as liabilities in the accompanying balance sheets. The warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense). The Company did not record any income or expense related to the warrants for the three months ended September 30, 2010. The Company recorded $97,000 of other expense for the three months ended September 30, 2009, and $15,000 of other expense and $324,000 of other expense for the nine months ended September 30, 2010 and 2009, respectively, to reflect the change in fair value of the preferred stock warrants during those periods. Upon the closing of the initial public offering on May 4, 2010, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital.

Net Exercise of Preferred Stock Warrants

On April 29, 2010, in conjunction with the Company’s initial public offering, 252,665 shares of common stock issuable upon the exercise of outstanding warrants were converted into an equivalent number of shares of a single class of common stock. Immediately prior to the closing of the initial public offering, a portion of the warrants were net exercised, resulting in the issuance of 72,800 shares of common stock. Subsequent to the net exercise and as of September 30, 2010, 106,725 shares of common stock were issuable upon the exercise of the remaining warrants with a weighted average exercise price of $4.60 per share.

Stock Option Plans

The Company has in effect equity compensation plans under which it has granted incentive stock options, non-qualified stock options and restricted stock units to employees, directors and consultants. The incentive stock options and non-qualified stock options allow the holder to purchase shares of the Company’s undesignated common stock, or Series P common stock prior to the Company’s initial public offering, at a price not less than the fair market value of the stock at the date of grant except in the event of a business combination. The restricted stock units entitle the holder to receive shares of the Company’s stock after a vesting requirement is satisfied. The fair value of each restricted stock award is estimated using the intrinsic value method which is based on the closing price on the date of grant. Compensation expense for restricted stock and restricted stock unit awards is recognized over the vesting period on a straight-line basis net of estimated pre-vesting forfeitures.

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

As of September 30, 2010, 251,291 options and 114,838 restricted stock units had been granted from the 2009 Plan. Additionally, as of September 30, 2010, there were 215,784 shares available for future grant under the 2009 Plan.

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

The following table summarizes the weighted average grant-date value of options and the assumptions used to develop their fair value for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
Weighted-average grant-date fair value of options	$4.44	$2.73
Risk-free interest rate	1.70 – 2.43%	1.89 – 2.87%
Expected volatility	0.61 – 0.63	0.65 – 0.66
Expected life in years	4.2 – 4.3	4.2 – 4.6
Dividend yield	—	—
Estimated forfeitures	20%	20%

A summary of the changes in common stock options issued under all of the existing stock options plans is as follows:

	Shares	Range of Exercise Prices	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding, January 1, 2010	3,128,622	$0.09 - $17.05	$3.10	$17,691,574
Granted	251,291	$7.85 - $9.15	8.77
Exercised	(175,926)	$0.09 - $5.40	1.14	$1,412,250
Forfeited	(106,285)	$0.09 - $17.05	3.63
Options outstanding, September 30, 2010	3,097,702	$0.09 - $12.78	$3.66	$17,234,102

From July 1, 2010 to September 30, 2010, our employees exercised options to purchase 13,014 shares of our common stock pursuant to options issued under our equity incentive plans at an average purchase price of $0.85 per share for an aggregate purchase price of $11,100. The aggregate intrinsic value of options outstanding and options exercised was calculated based on the positive differences between the estimated fair value of the Company’s common stock of $9.22 and $8.75 per share on September 30, 2010 and December 31, 2009, respectively, or at time of exercise, and the exercise price of the options.

The following table summarizes information about options outstanding at September 30, 2010:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable and Vested	Weighted- Average Exercise Price
$0.09 – $1.14	947,574	3.85	$0.99	947,574	$0.99
$1.24 – $4.15	350,351	4.93	2.15	344,771	2.13
$4.57 – $4.57	1,157,884	5.19	4.57	724,815	4.57
$5.40 – $8.75	629,035	5.81	6.71	154,116	5.70
$9.15 – $12.78	12,858	6.07	9.50	1,282	11.73
$0.09 – $12.78	3,097,702	4.88	$3.66	2,172,558	$2.71

At September 30, 2010, there was an estimated $3.4 million of total unrecognized compensation costs related to stock-based compensation arrangements. These costs will be recognized over a weighted average period of 2.1 years.

Certain stock options have been exercised prior to vesting resulting in the issuance of nonvested shares. A summary of the Company’s nonvested shares as of September 30, 2010, and changes during the nine months ended September 30, 2010, is presented below:

Nonvested shares	Shares	Weighted-Average Intrinsic Value
Nonvested at December 31, 2009	163	$1,000
Issued	—	—
Vested	(163)	(1,000)
Nonvested at September 30, 2010	—	$—

Cash received from option exercises during the nine months ended September 30, 2010 was $202,000. The Company has historically issued new shares to satisfy share option exercises.

Restricted Stock Units

A summary of restricted stock unit activity under the Company’s stock incentive plans as of September 30, 2010, and changes during the nine months then ended are as follows:

	Shares	Weighted- Average Fair Value
Unvested, January 1, 2010	—
Granted	114,838	$9.01
Vested and issued	—
Cancelled	(930)	9.15
Unvested, September 30, 2010	113,908	$9.01

As of September 30, 2010, there was an estimated $973,000 of total unrecognized compensation cost related to unvested restricted stock units granted under the Company’s 2009 Plan. The cost is expected to be recognized through November 2014 with a weighted average recognition period of approximately 3.6 years.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The terms “we,” “us” and “our” refer to Convio, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.

Cautionary statement

The following discussion should be read along with the unaudited consolidated financial statements and unaudited notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and notes thereto contained in the Company’s Prospectus filed pursuant to rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”) with the SEC on April 29, 2010 (the “Prospectus”). This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition policies; our belief that our current assets, including cash, cash equivalents, marketable securities and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Overview

We are a leading provider of on-demand constituent engagement solutions that enable nonprofit organizations, or NPOs, to more effectively raise funds, advocate for change and cultivate relationships with donors, activists, volunteers, alumni and other constituents. During 2009, our clients used our solutions to raise over $920 million and deliver over 3.8 billion emails to accomplish their missions. During the nine months ended September 30, 2010, our clients used our solutions to raise over $1.0 billion and deliver approximately 3.0 billion emails to accomplish their missions. Factoring out transactions directly related to the relief for the earthquakes in Haiti and Chile during the nine months ended September 30, 2010, online fundraising increased by approximately 30 percent from the same period last year.

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

Opportunities, Trends and Uncertainties

We have noted several opportunities, trends and uncertainties that we believe are significant to an understanding of our financial results:

•                  Increasing Adjusted EBITDA on an annual basis.  Our management and board of directors use Adjusted EBITDA to monitor the performance of our business. Our Adjusted EBITDA was $8.0 million for the nine months ended September 30, 2010, compared to $5.7 million for the nine months ended September 30, 2009. The growth in Adjusted EBITDA was the result of the growth in our revenue and the improved productivity and scale of our business, combined with cost-saving measures we introduced in 2009. We expect Adjusted EBITDA on an annual basis to continue to grow in absolute dollars, but we expect its growth as a percentage of revenue to be slower. Adjusted EBITDA is not determined in accordance with GAAP and is not a substitute for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Use of Non-GAAP Financial Measures” below.

•                  Growth and investment in Convio Go! and Common Ground. We introduced Convio Go!, our mid-market COM offering, in the first quarter of 2008 and Common Ground in the third quarter of 2008. We believe these solutions have been well received by NPOs. Both Convio Go! and Common Ground are targeted primarily at mid-market NPOs and have had lower average pricing than our broader COM solution. Common Ground has higher gross margins than our COM solution because Common Ground is hosted on the Force.com platform and deployment services are typically provided by third parties. We intend to continue to invest significantly in Convio Go! and Common Ground research and development and sales and marketing, especially as we expand Common Ground into the enterprise market. As a result, we expect the number of our mid-market clients to increase, and we expect our revenue from these clients to grow during 2010. However, these solutions are new, and it is difficult for us to predict whether NPOs will continue to adopt these solutions or what impact these solutions will have on our business. In addition, as we invest in significant upgrades or enhancements to our products to support these solutions, we may incur additional costs to develop internal use software that are capitalized under the applicable accounting guidance. Our capitalization of software development costs in future periods could cause our financial results to fluctuate and be more difficult to predict.

•                  Seasonality and fluctuations in usage revenue.  A significant portion of our usage revenue is derived from funds raised by our COM clients at special events. The growth and amount of usage revenue vary based on the number of events, the percent of funds raised online for these events, the growth and success of events and our signing of new clients for events. We recognize the usage revenue from these events when the usage amounts are determined and reported and billed to the client. Usage revenue is seasonal as events are typically held in the spring and fall. As a result, our usage revenue will be higher during the second and third quarters. In addition, period-over-period comparisons may be impacted significantly by the addition or loss of any special events of our enterprise clients. Therefore, we believe that year over year changes in our revenue and earnings are more indicative of our financial performance rather than sequential changes.

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

•                  Churn.  Our management uses churn to monitor the satisfaction of our clients, to evaluate the effectiveness of our business strategies and as a factor in executive compensation. We define churn as the amount of any lost software monthly recurring revenue and usage revenue in a period, divided by our software monthly recurring revenue at the beginning of the year plus our average usage revenue of the prior year. Despite the economic slowdown in 2009, we had annual churn of less than 10% which was lower than our churn in 2007 and 2008. However, our churn is variable especially on a quarterly basis, and accordingly churn is difficult to predict and fluctuates on a quarterly basis. Our use of churn has limitations as an analytical tool, and you should not consider it in isolation. Other companies in our industry may calculate churn differently, which reduces its usefulness as a comparative measure.

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

•                  Marketable securities;

•                  Valuation of goodwill and identifiable intangible assets;

•                  Preferred stock warrants;

•                  Stock-based compensation; and

•                  Income taxes.

During the nine months ended September 30, 2010, there were no significant changes in our critical accounting policies or estimates other than the adoption of our marketable securities accounting policy as outlined in the footnotes to the financial statements contained herein. See our consolidated financial statements and footnotes and our Management’s Discussion and Analysis included in our Prospectus filed with the SEC on April 29, 2010, for additional information about these critical accounting policies, as well as a description of our significant accounting policies.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$1,505	$475	$3,390	$(533)
Interest (income) expense, net	(16)	49	83	283
Depreciation and amortization	733	1,181	2,469	3,591
Stock-based compensation	501	532	1,575	1,894
(Gain) loss on warrant revaluation	—	97	15	324
Provision for income taxes	195	54	440	104
Adjusted EBITDA	$2,918	$2,388	$7,972	$5,663
Adjusted EBITDA as a percentage of total revenue	16%	15%	15%	12%

Results of operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Statements of Operations Data:
Revenue:
Subscription and services	$14,634	$13,953	$43,353	$40,738
Usage	3,221	2,281	9,411	6,564
Total revenue	17,855	16,234	52,764	47,302
Cost of revenue	6,495	6,191	19,199	18,543
Gross profit	11,360	10,043	33,565	28,759
Operating expenses:
Sales and marketing	5,075	5,191	16,319	15,684
Research and development	2,740	2,512	7,896	7,480
General and administrative	1,666	1,318	4,760	4,376
Amortization of other intangibles	195	348	662	1,052
Total operating expenses	9,676	9,369	29,637	28,592
Income (loss) from operations	1,684	674	3,928	167
Interest income	25	1	41	5
Interest expense	(9)	(50)	(124)	(288)
Other income (expense)	—	(96)	(15)	(313)
Income (loss) before income taxes	1,700	529	3,830	(429)
Provision for income taxes	195	54	440	104
Net income (loss)	$1,505	$475	$3,390	$(533)

The following table sets forth our results of operations expressed as a percentage of total revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Statements of Operations Data:
Revenue:
Subscription and services	82%	86%	82%	86%
Usage	18	14	18	14
Total revenue	100	100	100	100
Cost of revenue	36	38	36	39
Gross margin	64	62	64	61
Operating expenses:
Sales and marketing	29	32	31	33
Research and development	16	16	15	16
General and administrative	9	8	9	9
Amortization of other intangibles	1	2	1	2
Total operating expenses	55	58	56	60
Income (loss) from operations	9	4	8	1
Interest income	0	0	0	0
Interest expense	0	0	0	(1)
Other income (expense)	0	(1)	0	(1)
Income (loss) before income taxes	9	3	8	(1)
Provision for income taxes	1	0	1	0
Net income (loss)	8%	3%	7%	(1)%

Comparison of the Three and Nine Months Ended September 30, 2010 and 2009.

The following discussion of our results of operations is based upon actual results of operations for each of the three and nine months ended September 30, 2010 and 2009. Dollar information provided in the tables below is in thousands.

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Subscription and services	$14,634	$13,953	$43,353	$40,738
Percent of total revenue	82.0%	85.9%	82.2%	86.1%
Usage	$3,221	$2,281	$9,411	$6,564
Percent of total revenue	18.0%	14.1%	17.8%	13.9%

For the three months ended September 30, 2010 and 2009

Subscription and Services Revenue

Subscription and services revenue increased $681,000, or 5%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase in subscription and services revenue was attributable to revenue recognized from sales of our solutions to new clients and from sales of additional products and services to existing clients. We began offering promotional incentives to certain prospects late last year to speed up their decision-making process. These promotions typically allow select organizations to get deployed and benefit from our solutions while deferring payment until their next budget cycle. The financial impact of these promotions is that subscription revenue recognition is delayed until billings commence.  In the third quarter of 2010, billings commenced on a number of deals sold under these promotional terms and as expected subscription and services revenue returned to sequential growth for the three months ended September 30, 2010 as compared to the three months ended June 30, 2010.

Usage Revenue

Usage revenue increased $940,000, or 41%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was attributable to a $1.0 million increase in revenue from special events offset by an $84,000 decrease in fees for client usage above the levels included in monthly subscription fees. The increase in usage revenue from special events was primarily due to the growth and success of our existing clients’ events and the addition of events from new clients. Usage revenue is seasonal as events are typically held in the spring and fall. As a result, our usage revenue will be higher during the second and third quarters, with the second quarter typically being the highest.

For the nine months ended September 30, 2010 and 2009

Subscription and Services Revenue

Subscription and services revenue increased $2.6 million, or 6%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase in subscription and services revenue was attributable to revenue recognized from sales of our solutions to new clients and from sales of additional products and services to existing clients.

Usage Revenue

Usage revenue increased $2.8 million, or 43%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase was attributable to a $2.4 million increase in revenue from special events and a $417,000 increase in additional fees for client usage above the levels included in monthly subscription fees. The increase in usage revenue from special events was primarily due to the growth and success of our existing clients’ events and the addition of events from new clients. The increase in usage revenue from fees associated with client usage above the levels included in monthly subscription fees is primarily attributable to higher volumes of transactions related to online fundraising for disaster relief efforts. As noted previously, usage revenue is seasonal as events are typically held in the spring and fall. As a result, our usage revenue will be higher during the second and third quarters, with the second quarter typically being the highest.

Cost of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$6,495	$6,191	$19,199	$18,543
Gross profit	$11,360	$10,043	$33,565	$28,759
Gross margin	63.6%	61.9%	63.6%	60.8%

For the three months ended September 30, 2010 and 2009

Cost of revenue increased $304,000, or 5%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was due primarily to a $384,000 increase in personnel costs, an $88,000 increase in contracting expense, an $86,000 increase in hosting and transaction fees and a $54,000 increase in equipment expense, partially offset by a $254,000 decrease in amortization of acquired technology and  a $54,000 decrease in depreciation expense. The increase in personnel costs was the result of increased Services personnel in addition to providing merit increases to existing employees at the end of the first quarter of 2010. The increase in contracting expenses was primarily attributable to fees paid to our partners as a result of subcontracting certain deployment and migration services for our clients. The increase in hosting and transaction fees was related to the corresponding increase in the volume of online transactions processed by outside service providers. The increase in equipment expense is related to an increase in data warehousing fees. The decrease in depreciation is due to assets purchased in 2007 to upgrade our servers becoming fully depreciated in 2010. Amortization of acquired technology decreased as the related intangible assets became fully amortized in February 2010. Gross margins for the three months ended September 30, 2010 were 63.6% compared to gross margins of 61.9% for the same period in the prior year.  This improvement in gross margins is driven primarily by the higher than expected increase in usage revenue, in addition to the decrease in amortization of acquired technology.

For the nine months ended September 30, 2010 and 2009

Cost of revenue increased $656,000, or 4%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase was due primarily to a $912,000 increase in personnel costs, a $288,000 increase in hosting and transaction fees, a $108,000 increase in equipment expense and a $74,000 increase in travel expense, offset by a $635,000 decrease in amortization of acquired technology and a $101,000 decrease in depreciation expense. The increase in personnel costs was the result of increased Services personnel in addition to providing merit increases to existing employees at the end of the first quarter of 2010. The increase in hosting and transaction fees was related to the corresponding increase in the volume of online transactions processed by outside service providers. The increase in equipment expense was attributable to increased maintenance and support agreements on the additional equipment placed in service. Amortization of acquired technology decreased as the related intangible assets became fully amortized in February 2010.  The decrease in depreciation is due to assets purchased in 2007 to upgrade our servers becoming fully depreciated in 2010. Gross margins for the nine months ended September 30, 2010 were 63.6% compared to gross margins of 60.8% for the same period in the prior year.  This improvement in gross margins is driven primarily by the higher than expected increase in usage revenue, in addition to the decrease in amortization of acquired technology.

Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales and marketing	$5,075	$5,191	$16,319	$15,684
Percent of total revenue	28.4%	32.0%	30.9%	33.2%

For the three months ended September 30, 2010 and 2009

Sales and marketing expenses decreased $116,000, or 2% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The decrease was primarily attributable to a $180,000 decrease in personnel costs, partially offset by a $64,000 increase in travel expense. The decrease in personnel costs was attributable to a $278,000 decrease in commission expense, partially offset by a $78,000 increase in salaries and bonuses and a $37,000 increase in benefits expense. The decrease in commission expense was a direct result of the timing of closing client contracts.  On a year to date basis, commission expense has increased in 2010 as compared to 2009. As commissions are expensed at the time of sale, commission expenses are difficult to predict and fluctuate significantly on a quarterly basis. The increase in salaries, bonuses and benefits expense is attributable to an increase in sales headcount.

For the nine months ended September 30, 2010 and 2009

Sales and marketing expenses increased $635,000, or 4% for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase was primarily attributable to a $278,000 increase in personnel costs, a $153,000 increase in marketing expense, a $103,000 increase in partner referral fees and a $75,000 increase in travel expense. The increase in personnel costs was primarily attributable to a $182,000 increase in commission expense driven primarily by three large enterprise transactions that closed during the nine months ended September 30, 2010 compared to one large enterprise transaction during the nine months ended September 30, 2009, in addition to a $113,000 increase in benefits expense. The increase in marketing expense was related to an increase in market research and marketing programs in 2010 in order to drive new client acquisitions as well as marketing for Common Ground and Convio Go!. The increase in partner referral fees was related to an increase in transactions referred by partners.

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$2,740	$2,512	$7,896	$7,480
Percent of total revenue	15.3%	15.5%	15.0%	15.8%

For the three months ended September 30, 2010 and 2009

Research and development expenses increased $228,000, or 9%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was attributable to a $361,000 increase in personnel costs and an $11,000 increase in allocated overhead, partially offset by a $32,000 decrease in contracting expenses all of which were a result of the decrease in our India-based contractors offset by a corresponding increase in full-time headcount. Personnel costs also increased as a result of providing merit increases to existing employees at the end of the first quarter of 2010. In addition, research and development expenses of $158,000 that were incurred to upgrade and enhance our internal use software during the three months ended September 30, 2010 were capitalized whereas there were no costs incurred during the three months ended September 30, 2009 that qualified for capitalization. The amount of capitalized software was offset by amortization of capitalized software of $31,000 during the three months ended September 30, 2010.

For the nine months ended September 30, 2010 and 2009

Research and development expenses increased $416,000, or 6%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase was attributable to a $1.1 million increase in personnel costs, an $85,000 increase in allocated overhead and an $18,000 increase in travel expense, partially offset by a $255,000 decrease in contracting expenses all of which were a result of the decrease in our India-based contractors offset by a corresponding increase in full-time headcount. Personnel costs also increased as a result of providing merit increases to existing employees at the end of the first quarter of 2010. In addition, research and development expenses of $621,000 that were incurred to upgrade and enhance our internal use software during the nine months ended September 30, 2010 were capitalized whereas there were no costs incurred during the nine months ended September 30, 2009 that qualified for capitalization. The amount of capitalized software was offset by amortization of capitalized software of $42,000 during the nine months ended September 30, 2010.

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
General and administrative	1,666	$1,318	4,760	$4,376
Percent of total revenue	9.3%	8.1%	9.0%	9.3%

For the three months ended September 30, 2010 and 2009

General and administrative expenses increased $348,000, or 26%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was due primarily to a $130,000 increase in bad debt expense, an $85,000 increase in personnel costs, a $69,000 increase in contracting expense and a $41,000 increase in miscellaneous administrative costs. The increase in bad debt expense was attributable to reversals of a portion of the provision for bad debts during the third quarter of 2009 due to collections made in the period. The third quarter of 2010, however, includes greater provisions for bad debts due to higher revenues. Personnel costs increased as a result of providing merit increases to existing employees at the end of the first quarter of 2010, in addition to an increase in bonuses as compared to the prior year. The increase in contracting expense was primarily related to increased costs as a result of becoming a public company, including an increase of $44,000 related to Sarbanes-Oxley compliance. The increase in miscellaneous administrative costs was primarily due to fees associated with becoming a public company, including NASDAQ listing and other investor relations fees.

For the nine months ended September 30, 2010 and 2009

General and administrative expenses increased $384,000, or 9%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase was due primarily to a $311,000 increase in contracting expense, a $75,000 increase in charitable contributions and a $29,000 increase in equipment expense, partially offset by a $66,000 decrease in bad debt expense. The increase in contracting expense was attributable to increased costs as a result of becoming a public company, including increased audit, tax and legal fees, an increase in Sarbanes-Oxley compliance fees and an increase in stock option administrative fees as a result of converting to a public company platform. The increase in charitable donations was the result of a program the Company put in place during the first quarter of 2010 to match donations to Haitian relief efforts made by our employees as well as an expansion of our Convio Cares grant program. The decrease in bad debt expense was the result of an improvement in the aging of our accounts receivable.

Amortization of Other Intangibles

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Amortization of other intangibles	$195	$348	$662	$1,052
Percent of total revenue	1.1%	2.1%	1.3%	2.2%

For the three and nine months ended September 30, 2010 and 2009

These amounts represent the amortization of intangibles recorded in connection with our acquisition of GetActive in February 2007 and are being amortized on a straight-line basis over the estimated useful lives. Amortization of other intangibles decreased for both periods presented as a portion of the related intangible assets became fully amortized in February 2010.

Interest Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income	$25	$1	$41	$5
Interest expense	(9)	(50)	(124)	(288)
Total interest income (expense)	$16	$(49)	$(83)	$(283)
Percent of total revenue	0.1%	(0.3)%	(0.2)%	(0.6)%

For the three months ended September 30, 2010 and 2009

Interest income (expense), net increased $65,000, or 133% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase was due to a decrease in our average outstanding debt as a result of repaying the balance of our line of credit with Comerica with a portion of the proceeds from our initial public offering as well as increased interest income on the proceeds from our initial public offering.

For the nine months ended September 30, 2010 and 2009

Interest income (expense), net decreased $200,000, or 71% for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease was due to a decrease in our average outstanding debt as a result of repaying the balance of our line of credit with Comerica with a portion of the proceeds from our initial public offering, partially offset by increased interest income on the proceeds from our initial public offering.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Other income (expense)	$—	$(96)	$(15)	$(313)
Percent of total revenue	—%	(0.6)%	0.0%	(0.7)%

For the three and nine months ended September 30, 2010 and 2009

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

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Provision for income taxes	$195	$54	$440	$104
Percent of total revenue	1.1%	0.3%	0.8%	0.2%

For the three and nine months ended September 30, 2010 and 2009

We recorded a provision for federal alternative minimum taxes and state income taxes totaling $195,000 and $54,000 for the three months ended September 30, 2010 and 2009, respectively, and $440,000 and $104,000 for the nine months ended September 30, 2010 and 2009, respectively. Our effective tax rate varies from the U.S. federal tax rate primarily due to the utilization of previously reserved deferred tax assets. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, we have provided a full valuation allowance against our deferred tax assets as we believe the objective and verifiable evidence of our historical pretax net losses outweighs the positive evidence of our pre-tax income for the three and nine months ended September 30, 2010 and forecasted future results.

Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. We will continue to monitor the positive and negative evidence and we will adjust the valuation allowance as sufficient objective positive evidence becomes available.

Net Income (Loss)

For the three months ended September 30, 2010 and 2009

We generated net income of $1.5 million and $475,000 for the three months ended September 30, 2010 and 2009. The increase in net income arose principally from an increase in revenues and economies of scale.

For the nine months ended September 30, 2010 and 2009

We generated net income of $3.4 million for the nine months ended September 30, 2010, compared to a net loss of $533,000 for the nine months ended September 30, 2009. The increase in net income arose principally from an increase in revenues and economies of scale.

Liquidity and capital resources

Prior to our initial public offering, we financed our operations and met our capital expenditure requirements primarily through the private sale of equity securities and debt financings. Since we became cash flow positive in 2009, a material driver of liquidity has been cash flow from operations offset by capital expenditures. As of September 30, 2010, we had $20.2 million of cash and cash equivalents, $32.6 million of marketable securities and $60.1 million of working capital excluding deferred revenue. As of September 30, 2010, we had an accumulated deficit of $52.9 million. We funded this deficit from $47.4 million in net proceeds raised from the sale of our preferred stock. We last sold shares of our preferred stock in April 2007. On May 4, 2010, we completed an initial public offering of our stock which included 3,789,527 shares sold by us. In addition, the underwriters exercised their option to purchase an additional 769,909 shares from us to cover over-allotments. After deducting the payment of underwriters’ discounts and commissions and offering costs, the net proceeds from the sale of shares were approximately $35.9 million.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$5,702	$4,518
Net cash used in investing activities	(36,091)	(1,136)
Net cash provided by (used in) financing activities	33,900	(1,919)
Cash and cash equivalents at end of period	20,173	15,291

Net Cash Provided By Operating Activities

During the nine months ended September 30, 2010, we generated $5.7 million of cash from operating activities, which consisted of our net income of $3.4 million and non-cash charges of $4.1 million. In addition, cash outflows of $2.0 million from changes in operating assets and liabilities included an increase in accounts receivable of $997,000 as a result of the timing of usage fee billings, a $983,000 decrease in deferred revenue as a result of the timing of transactions and various sales promotions offered during 2009 and 2010 which resulted in deferred payments and a $22,000 decrease in accrued liabilities due to timing of payments. Cash inflows of $255,000 were the result of a $127,000 increase in accounts payable as a result of timing of payments and a $128,000 decrease in prepaid expenses.

During the nine months ended September 30, 2009, we generated $4.5 million of cash from operating activities, which consisted of our net loss of $533,000, offset by non-cash charges of $5.8 million. In addition, cash outflows from changes in operating assets and liabilities included an increase in accounts receivable of $1.2 million driven by sales activities and usage revenue growth during the nine months ended September 30, 2009, an increase in prepaid expenses of $522,000 due to the timing of payments for software term licenses and maintenance, insurance premiums and marketing programs or events that occur in or cover future periods, a decrease in accounts payable and accrued liabilities of $101,000 due to timing of payments and a decrease in deferred revenue of $1.1 million resulting from the timing of transactions.

Net Cash Used In Investing Activities

Net cash used in investing activities decreased $35.0 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease is primarily the result of purchases of marketable securities of $32.6 million and a $1.2 million increase in restricted cash related to our letters of credit that we cash secured in July 2010 for the benefit of the landlords of our Austin, Texas and Washington D.C. offices, in addition to the capitalization of $621,000 of software development costs incurred to upgrade and enhance our internal use software during the nine months ended September 30, 2010 and a $461,000 increase in capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2009 was comprised solely of capital expenditures.

Net Cash Provided by (Used In) Financing Activities

During the nine months ended September 30, 2010, we generated $33.9 million of cash from financing activities which consisted primarily of the net proceeds we received from the sale of stock in our initial public offering of $35.9 million and $202,000 in proceeds we received from the issuance of common stock upon the exercise of stock options, partially offset by $2.2 million used to repay our line of credit with Comerica. During the nine months ended September 30, 2009, we utilized $1.9 million of cash for financing activities for payments on our long-term debt.

On May 4, 2010, we closed our initial public offering raising net proceeds of approximately $35.9 million after deducting underwriting discounts and commissions and offering costs. We believe that our cash flows from operations and our current cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may elect to raise additional capital through the sale of additional equity or debt securities or obtain a credit facility to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we elect, additional financing may not be available in amounts or on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Contractual Obligations and Commitments

During the nine months ended September 30, 2010, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on April 29, 2010, other than the changes to our credit facilities as discussed below.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.  Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We had cash and cash equivalents of $20.2 million and marketable securities of $32.6 million at September 30, 2010. These amounts are held primarily in cash or money market funds as well as U.S. government agency bonds, corporate bonds and commercial paper. We do not hold any auction-rate securities. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in the nine months ended September 30, 2010, our interest income would not have been materially affected.

Our exposure to interest rates also relates to the increase or decrease in the amount of interest paid on our outstanding debt. Outstanding borrowings under our term loan and line of credit bore a variable rate of interest based upon the LIBOR rate adjusted monthly. On May 12, 2010, subsequent to the closing of our initial public offering, we paid approximately $1.9 million to our principal lender, Comerica Bank, in satisfaction of the remaining balance on our line of credit. As of September 30, 2010, we had no outstanding debt agreements. If overall interest rates had increased by 10% in the nine months ended September 30, 2010, our interest expense would not have been materially affected.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While no one client accounted for more than 10% of our revenue during the nine months ended September 30, 2010, our enterprise clients can contribute substantially to our revenue from quarter to quarter. If NPOs, especially enterprise NPOs, do not continue to adopt and renew their subscriptions to our solutions, our revenues will experience volatility and our stock price could fall.

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

We anticipate that our new Common Ground application will help us to grow our business, but if NPOs do not adopt Common Ground, the growth in our revenue could be limited and our business harmed.*

We introduced our Common Ground application in September 2008. As of September 30, 2010, approximately 314 NPOs had adopted Common Ground. We expect to increase our spending on research and development and sales and marketing to expand the number of Common Ground clients and the revenue we generate from these clients.

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

We depend on our direct sales force and our partner network for sales and deployments of our solutions and, if we do not attract and retain our sales personnel or maintain our partner relationships, our revenue may not grow and our business could be harmed.*

We depend primarily on our direct sales force to obtain new clients and to manage our client base. There is significant competition for direct sales personnel with the advanced sales skills and technical knowledge that sales of our solutions require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel.

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

Government regulation could increase our compliance expenses, subject us to fines or penalties of non-compliance or adversely affect the marketability of our solutions.*

We are subject not only to laws and regulations applicable to businesses generally, but also to laws and regulations directly applicable to electronic commerce and fundraising activities. In addition, our clients are subject to United States and foreign laws and regulations governing the collection, use and disclosure of personal information obtained from individuals, which restrict how our clients use our solutions. There are many laws and regulations related to electronic commerce and online fundraising, and state, federal and foreign governments may adopt or enforce additional laws and regulations applicable to our business and to our clients’ use of our solutions. If the burdens or costs of our clients’ compliance with additional regulations increase, NPOs may decide not to use our solutions. Further, our failure to comply with any such laws or regulations could subject us to fines, penalties or other damages that could harm our reputation and increase our operating costs.

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

We are also subject to certain state registration and periodic filing requirements related to companies that provide fundraising consulting services. States’ regulations vary and the application of these regulations to our business is unclear. Our clients rely in part on our registrations in states that require registration to conduct our clients’ national fundraising campaigns. As of September 30, 2010, we were registered in twenty states and had registrations pending in three others. If we fail to comply with any of these regulations, our registrations could be revoked or we may be prevented from registering, and our clients could terminate their agreements with us if we do not meet their fundraising needs in those states. In addition, we could incur fines, penalties or other damages that could harm our reputation and increase our operating costs, and we may be obligated to file client agreements that may disclose competitively sensitive information. Furthermore, the states in which we are registered may impose new requirements and additional states may adopt registration requirements that may increase our compliance expenses.

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

We may enter into acquisitions that may be difficult to integrate, fail to achieve our strategic objectives, disrupt our business, dilute stockholder value or divert management attention.*

We currently do not have any agreements with respect to any acquisitions, but in the future we may pursue acquisitions of businesses to complement our existing business. We cannot assure you that any acquisition we make in the future will provide us with the benefits we anticipated in entering into the transaction. Acquisitions are typically accompanied by a number of risks, including:

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

If we expand our operations outside of the United States, our expansion may subject us to risks that may increase our operating costs.*

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

After the lock-up agreements pertaining to our initial public offering expire on November 21, 2010, which period may be extended in certain limited circumstances, up to the remaining 11,467,160 shares will be eligible for sale in the public market, 7,067,016 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. In addition, as of May 14, 2010, 106,725, shares subject to the remaining outstanding warrants, 3,210,221 shares that are subject to outstanding options and 340,924 shares reserved for future issuance under our equity plans, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

None.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on April 29, 2010. On May 12, 2010, we used $1.9 million of the net proceeds from the initial public offering to retire all the outstanding debt under the revolving line of credit and the term loan with Comerica Bank. We anticipate that we will use the remaining net proceeds from the initial public offering for the payment of offering-related expenses and for general corporate purposes.  The amount and timing of what we actually spend may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations as well as the other factors described in the section titled “Risk Factors.” Pending the use of the net proceeds from the initial public offering described above, we invested the funds in U.S. government agency bonds, corporate bonds, commercial paper and money market accounts.

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

4.4		Form of Warrant issued to Comerica Ventures Incorporated (incorporated by reference from Exhibit 4.6 to the Registration Statement)
4.5		Warrant issued to Entrepreneurs Foundation of Central Texas (incorporated by reference from Exhibit 4.7 to the Registration Statement)
4.6		Warrant issued to Piper Jaffray & Co. (incorporated by reference from Exhibit 4.8 to the Registration Statement)
10.1	*	2009 Stock Incentive Plan, as amended to date, and forms of stock option agreements (incorporated by reference from Exhibit 10.1 to the Registration Statement)
10.2	*	1999 Stock Option/Stock Issuance Plan, as amended to date, and forms of stock option agreements (incorporated by reference from Exhibit 10.2 to the Registration Statement)
10.3	*	2000 Stock Option Plan, as amended to date, and form of stock option agreement (incorporated by reference from Exhibit 10.3 to the Registration Statement)
10.4	*	2006 Equity Incentive Plan, as amended to date, and form of stock option agreement (incorporated by reference from Exhibit 10.4 to the Registration Statement)
10.5		Reference is made to 4.3 and 4.3.1 above.
10.6		Loan and Security Agreement, dated October 26, 2007, by and among Registrant, GetActive Software, Inc. and Comerica Bank (incorporated by reference from Exhibit 10.6 to the Registration Statement)
10.6.1

Amendment Number One to Loan and Security Agreement, dated as of January 14, 2008, by and among Registrant, GetActive Software, Inc. and Comerica Bank (incorporated by reference from Exhibit 10.6.1 to the Registration Statement)

10.6.2

Amendment Number Two to Loan and Security Agreement, dated as of February 15, 2008, by and among Registrant, GetActive Software, Inc. and Comerica Bank (incorporated by reference from Exhibit 10.6.2 to the Registration Statement)

10.6.3

LIBOR Addendum to Loan and Security Agreement, dated as of July 31, 2008, by and among Registrant, GetActive Software, Inc. and Comerica Bank (incorporated by reference from Exhibit 10.6.3 to the Registration Statement)

10.6.4

Amendment Number Three to Loan and Security Agreement, dated as of February 9, 2009, by and among Registrant, GetActive Software, Inc. and Comerica Bank (incorporated by reference from Exhibit 10.6.4 to the Registration Statement)

10.6.5

Amendment Number Four to Loan and Security Agreement, dated as of July 31, 2009, by and among Registrant, GetActive Software, Inc. and Comerica Bank (incorporated by reference from Exhibit 10.6.5 to the Registration Statement)

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

Date: November 12, 2010	By:	/s/ GENE AUSTIN
Gene Austin
Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

Date: November 12, 2010	By:	/s/ JAMES R. OFFERDAHL
James R. Offerdahl
Chief Financial Officer and Vice President of Administration (Principal Financial and Accounting Officer)