Form 10-K
period 2010-12-31
Convio, Inc.
filed 2011-03-11
CIK 1407450

Use these links to rapidly review the document

Item 15. Exhibits and Financial Statement Schedules
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34707

CONVIO, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2935609 (I.R.S. Employer Identification No.)
11501 Domain Drive, Suite 200, Austin, TX (Address of principal executive offices)	78758 (Zip Code)

(512) 652-2600
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         Based on the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2010, the aggregate market value of its shares held by non-affiliates on that date was approximately $64,442,088. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.

         There were 17,819,257 shares of the registrant's common stock issued and outstanding as of February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the registrant's 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement

        Except for the historical financial information contained herein, the matters discussed in this report on Form 10-K (as well as documents incorporated herein by reference) may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include declarations regarding the intent, belief or current expectations of Convio, Inc. and its management and may be signified by the words "expects," "anticipates," "intends," "believes" or similar language. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed under "Risk Factors" and elsewhere in this report. Convio, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Statements indicating "Convio", the "Company", "we", "our" or "us" refer to Convio, Inc. and its wholly-owned subsidiaries.

Part I

Item 1.    Business

Overview

        We are a leading provider of on-demand constituent engagement solutions that enable nonprofit organizations, or NPOs, to more effectively raise funds, advocate for change and cultivate relationships with donors, activists, volunteers, alumni and other constituents. We serve approximately 1,400 NPOs of all sizes including 28 of the 50 largest charities as ranked by contributions in the November 2010 Forbes article entitled "The 200 Largest U.S. Charities." During 2010, our clients used our solutions to raise over $1.3 billion online and deliver over 4 billion emails to over 140 million email addresses to accomplish their missions. Our average deliverability rate for email was greater than 95 percent. In addition, nonprofit organizations used Convio advocacy applications to power more than 32.5 million advocacy actions to the United States Congress, State and Local elected officials as well as other targets of cause-related campaigns.

        We incorporated in Delaware on October 12, 1999. On April 28, 2010, we completed an initial public offering of shares of our common stock and those shares are listed on the NASDAQ Global Market under the symbol CNVO. Our executive offices are located at 11501 Domain Drive, Suite 200, Austin, Texas 78758, and our telephone number is (512) 652-2600.

        Our integrated solutions include our Convio Online Marketing platform, or COM, and Common Ground, our constituent relationship management application, both designed to help nonprofits maximize the value of every relationship. COM enables NPOs to harness the full potential of the Internet and social media as new channels for constituent engagement and fundraising. Common Ground delivers next-generation donor management capabilities, integrates marketing activities across online and offline channels and is designed to increase operational efficiency. Our software is built on an open, configurable and flexible architecture that enables our clients and partners to customize and extend its functionality. All of our software is delivered through the Software-as-a-Service, or SaaS, or cloud-computing model. We believe the cloud computing model is the most cost effective, efficient and scalable way for nonprofits to use and manage technology to maximize the value of constituent relationships. Our solutions are enhanced by a portfolio of value-added services tailored to our clients' specific needs, as well as a network of technology and services partners that enhance our solutions.

        In January of 2011, we acquired StrategicOne, LLC, a privately-owned company, to strengthen our offerings to large/enterprise-size nonprofits by adding the experience and expertise of a proven provider of data analytics, predictive modeling and other database marketing services to the company. StrategicOne services help nonprofits discover, analyze and act on information to more effectively attract new constituents, retain existing donors, reactivate lapsed supporters and steward each relationship to a higher level of engagement.

        Our revenue has grown in the last five years to $69.7 million in 2010 from $21.4 million in 2006. Our clients pay us recurring subscription fees with agreement terms that typically range between one and three years. Our subscription fees grow as our clients grow their constituent bases and purchase additional modules of COM and additional seats and modules of Common Ground. We also receive transaction fees that include a percentage of funds raised for special events such as runs, walks and rides. Our clients grew their online fundraising using our solutions by 40% in 2010 to more than $1.3 billion.

Nonprofit Industry Background

Large and Evolving Nonprofit Sector

        The nonprofit sector is a large and vital part of the economy. The missions of NPOs span many aspects of our society including animal welfare, arts and culture, disaster relief, education, environment, healthcare, international development, professional and trade associations, public policy, religion and social and youth services.

Challenges Facing Nonprofit Organizations

        NPOs face unique challenges that center upon the need to reach new constituents and to engage effectively with a large and diverse number of existing constituents. In particular, NPOs struggle with the following challenges:

  •
  High cost of fundraising.  As postal rates and print production costs rise, the cost of traditional direct mail, the primary channel through which NPOs raise funds, continues to rise. Donors and prospects growing expectations of personalized content are creating more highly targeted direct mail pieces which makes it difficult to leverage economies of scale, thus increasing costs.

  •
  Outdated and inflexible donor management systems.  Many NPOs have legacy donor databases that are deployed on-premise, have limited extensibility and can be difficult and expensive to adapt to NPOs' evolving needs. Additionally, many of these legacy systems focus on managing relationships with existing donors rather than the acquisition of new constituents and the management of other key business processes such as volunteer and event management.

  •
  Limited ability to act rapidly and quickly mobilize constituents.  Major occurrences, such as the recent earthquakes in Haiti and Hurricane Katrina, and political developments can provide opportunities for NPOs to mobilize their constituents and generate a significant number of new donors and advocates. However, many NPOs have a limited ability to act rapidly and mobilize constituents at the grassroots level because these NPOs rely on long lead-time communications such as direct mail.

  •
  Higher expectations from constituents.  We believe constituents increasingly expect personalized communications from NPOs via the constituents' medium of choice. Many constituents are online, conversant in social media and active at events. Due to the proliferation of communication channels, NPOs are pressured to deploy many different techniques to effectively engage their constituents. Based on our fundraising experience with approximately 1,400 NPOs, we also believe constituents increasingly expect transparency into the use of donations, which makes fundraising and constituent relationship management more difficult.

  •
  Difficulty in sharing data across operational silos.  Constituent data such as giving history, interests and preferred methods of communication are often stored in separate systems, making it difficult to share the data across an organization and, in the case of enterprise NPOs, with other chapters and national offices. Additionally, non-integrated databases can result in uncoordinated communications and data inconsistencies and can limit an NPO's ability to cross-market to its constituents.

  •
  Failure to integrate online and offline for strategic insight.  Most nonprofits segment donors and prospects based on traditional direct-mail analytics of reach, frequency and monetary analysis, which while affective do not optimize the value of relationships as they do not discover behaviors, preferences and interests that can drive more effective and efficient multichannel strategies. Traditional donor databases and vendors have not integrated online and offline through modern constituent relationship management or CRM technology and services to generate insights that bring greater clarity to their analytics, strategy and constituent management services.

  •
  Limited technical and marketing resources.  Many NPOs have limited in-house technical expertise and time to manage on-premise legacy systems, fully utilize the Internet as a marketing medium and integrate their online marketing programs with their traditional off-line programs and donor databases. Due in part to these limitations, marketing resources at many NPOs are constrained in their ability to create mass appeals that are personalized and effective.

        NPOs spend large amounts of money on fundraising, advocacy, donor management and the discovery of constituent behaviors, preferences and interests. Yet most organizations have not integrated offline and online data in ways that provide the insight needed to design and implement multichannel strategies that increase constituent engagement. Many NPOs have adopted legacy donor databases to support their offline activities but have only recently begun to leverage online marketing as a mission-critical channel to reach and cultivate constituents, while even fewer have brought together online and offline constituent data in ways that bring greater clarity to analytics, strategy and constituent management services. The emergence of the online channel has accentuated NPOs' struggles to integrate their online and offline communications and fundraising efforts. We believe the Internet and the increasing adoption of social media and mobile technologies are enabling NPOs to raise funds, advocate for change and cultivate relationships with their constituents in more cost-effective and engaging ways. We believe that holistic constituent engagement software and services that lead to the discovery of constituent preferences and the design and implementation of multichannel strategies will provide nonprofits with the opportunity to more strategically and efficiently connect people with their cause and drive mission-focused results.

Our Solutions

        We provide on-demand constituent engagement solutions to NPOs that enable them to more effectively raise funds, advocate for change and cultivate relationships with their donors, activists, volunteers, alumni and other constituents to maximize the value of each relationship. Our integrated software solutions include our Convio Online Marketing platform and Common Ground, our constituent relationship management application. Convio Online Marketing enables NPOs to harness the full potential of the Internet and social media as new channels for constituent engagement and fundraising. Common Ground delivers next-generation donor management capabilities, integrates marketing activities across online and offline channels and is designed to increase operational efficiency. All of our software is delivered through the SaaS or cloud-computing model. We believe the SaaS model is the most cost effective, efficient and scalable way for nonprofits to use and manage technology to maximize the value of constituent relationships. Our solutions are enhanced by a portfolio of value-added services tailored to our clients' specific needs in addition to the analytics, predictive modeling and database marketing services offered through the acquisition of StrategicOne.

        Our solutions provide the following benefits to NPOs:

  •
  Extend reach and raise more funds at a lower cost.  Our solutions enable NPOs to reach new constituents, increase retention rates and improve the cost effectiveness of engaging with constituents. We also improve the performance of NPOs' fundraising activities by enabling our clients to increase gift frequency and average gift size.

  •
  Engage constituents more effectively.  Our solutions enable NPOs to cultivate relationships with constituents by tracking and integrating their online and offline interactions, interests and preferences. This comprehensive constituent information enables NPOs to engage in more personalized and meaningful ways and can lead to more active constituents who give more and help to recruit new constituents.

  •
  Act rapidly to mobilize constituents.  Our solutions enable NPOs and their constituents to quickly respond to current events such as natural disasters, which can be a catalyst for giving, advocacy and the acquisition of new constituents. Our solutions allow NPOs to create and deploy broad-based online fundraising or advocacy campaigns within minutes of a significant development.

  •
  Eliminate data and process silos.  Our solutions are designed to manage online and offline data and processes across the entire organization and to be interoperable with an NPO's existing systems and processes. We also provide permission-based access for chapters and national offices, which is of particular importance to enterprise NPOs. Our solutions reduce uncoordinated communications and data inconsistencies and make cross-marketing to constituents easier.

  •
  Easily adapt our solutions using our open platform.  We have developed our solutions based on open architectures that enable customization and extension of our solutions to third-party platforms such as social networks, mobile devices, collaboration tools and third-party donor databases. Our open approach allows NPOs to adapt our solutions to their business processes and to address expanding communication channels and evolving constituent preferences.

  •
  Reduce burden on limited resources.  Our on-demand model enables rapid deployment of our solutions, so our clients can quickly realize value from their investment and access real-time upgrades that enable them to keep pace with rapidly evolving technology. There is no hardware to purchase or maintain, and there are no software upgrades to manage.

  •
  Access best practices, knowledge and guidance based on our experience.  We enable NPOs to access best practices through our software, services and publications that help NPOs more effectively achieve their missions. For example, we publish "The Convio Online Marketing Nonprofit Benchmark Index Study" to help NPOs understand key marketing metrics, and the relative performance of their organizations. This peer benchmark information helps NPOs better manage the performance of their marketing programs and donor management practices. This quantitative approach to measuring success enables NPOs to continually refine their tactics, improve the effectiveness of their marketing initiatives and allocate resources more efficiently.

  •
  Discovery of constituent behaviors, preferences and interests that lead to increased engagement. With the acquisition of StrategicOne, as well as the growth and expansion of Convio's services team we provide a full array of data analytics, predictive modeling and other database marketing services that support analytics and marketing needs of nonprofits such as; prospect and donor acquisition, retention and reactivation, major gifts, planned giving and donor upgrades, and campaign optimization.

Business Strengths

        We pioneered the delivery of SaaS online marketing solutions to NPOs, launching the first version of our solution in 2000. We have maintained an exclusive focus on NPOs which has enabled us to develop deep nonprofit industry expertise. We are a leading provider of on-demand constituent engagement solutions to NPOs, and we are leading the way in providing modern constituent engagement solutions that connect people and causes in ways designed to enhance the value of each relationship. We believe the following business strengths are key to our success:

  •
  Leading online marketing solution for NPOs.  The maturity, breadth, depth and measurable results of our COM solution enable us to compete more effectively, attract new customers and grow our presence within existing clients. Through continuous research and product innovation, we strive to ensure that our customers are at the forefront of online marketing.

  •
  Disruptive model for donor management market.  Our Common Ground application is an innovative constituent relationship management solution. Unlike many traditional donor databases, Common Ground allows NPOs to manage fundraising and other program operations in a single open application built on salesforce.com's Force.com platform. Common Ground allows NPOs to improve operational efficiency and to identify new fundraising prospects. These benefits have allowed us to quickly penetrate the donor management market.

  •
  Loyal clients producing predictable recurring revenue that scales with client growth.  We sell our software on a subscription basis which provides greater levels of recurring and predictable revenue than perpetual license-based business models. Our subscription fees grow as our clients grow their constituent bases and purchase additional modules of COM and additional seats and modules of Common Ground.

  •
  Marquee clients, providing referrals and references that can shorten sales cycles.  We have marquee clients in each nonprofit vertical we serve, and they provide us with a significant number of referrals and references. The NPO community is highly networked, and client referrals and references can lead to new opportunities and shorten our sales cycles.

  •
  Nonprofit industry thought leadership.  We invest in primary research to identify trends in charitable giving and constituent behavior. We also aggregate data across our clients to perform benchmarking and best practice analysis. As evidenced by the approximately 52,000 downloads of our industry whitepapers and benchmarking studies in 2010, NPOs recognize our thought leadership which generates sales leads and guides our product development and strategic consulting services.

  •
  Ability to acquire and effectively serve NPOs of all sizes.  We sell our solutions through a direct sales force and cost-effectively tailor our sales processes to the nonprofit markets we serve. We develop and package our solutions to meet the unique needs of these markets. This approach enables us to acquire new NPO clients of all sizes.

  •
  Leading provider of data analytics, predictive modeling and other database marketing services.  We offer a variety of data analytics, predictive modeling and other database marketing services that help NPOs discover, analyze and act on information to more effectively attract new constituents, retain existing constituents, reactivate lapsed supporters and steward each relationship to a higher level of engagement. We also recently strengthened our enterprise offering of these services with our acquisition of StrategicOne, a proven provider of data analytics, predictive modeling and other database marketing services to enterprise NPOs.

  •
  Portfolio of value-added services.  Our services are designed to help our clients achieve success through the development and execution of effective online and offline marketing and constituent engagement strategies. Our consultants assist clients in setting operational goals, developing strategies and tactics, improving user experience and analyzing online campaigns. We also offer cohort-based consulting services designed for mid-market NPOs. Our services help us acquire new clients and deepen relationships with existing clients.

Our Strategy

        Our objective is to be the leading worldwide provider of constituent engagement solutions that connect people and causes and help nonprofits maximize the value of every relationship while continuing to lead the market in innovation, best practices and client service. Key elements of our strategy include:

  •
  Continue to grow our client base.  We believe the market for our solutions is large and underpenetrated. We intend to expand our presence in the enterprise segment by increasing sales and marketing efforts and by offering an expanded services portfolio and greater solution functionality. We plan to increase our number of mid-market clients with Convio Go!, our mid-market COM offering, and Common Ground. We plan to expand our software and services to better enable multichannel marketing and fundraising as well as provide holistic services in data analytics, predictive modeling and other database marketing services to clients.

  •
  Retain and grow revenue from our existing client base.  Our revenue is driven by a combination of the number of COM modules and Common Ground seats and modules licensed and services purchased by our clients as well as their ongoing usage of our solutions. As online marketing continues to grow relative to other channels, we believe NPOs will allocate more of their fundraising spend to online initiatives. We plan to sell additional software and services to existing clients to help them more fully utilize our solutions, to grow their online constituent base and better integrate traditional fundraising channels.

  •
  Use Common Ground to disrupt the donor management market and create cross-selling opportunities.  We intend to further develop and continue to market aggressively our Common Ground application. We believe Common Ground is disruptive to the donor management market, particularly in the mid-market where innovation has been the most limited. In addition, new Common Ground clients provide us with opportunities to sell other solutions and services.

  •
  Make complementary acquisitions.  We continuously follow nonprofit industry developments and technology requirements and intend to evaluate and acquire technologies or businesses that we believe will complement our solutions, provide us new clients or both.

  •
  Expand geographically.  In 2010, approximately 3% of our revenue was derived from clients based outside the United States. We intend to expand into additional geographic areas by leveraging our expertise developed by serving our approximately 1,400 clients in the United States and Canada.

Our Products

        Our solutions include our Convio Online Marketing platform and Common Ground, our constituent relationship management application. Clients can license and use COM and Common Ground independently, or they can license and use both in an integrated manner. We have purpose-built our solutions for NPOs based on our interactions with our approximately 1,400 clients. We deliver our software on-demand, and our clients and their constituents access all of our software using a standard Internet browser. Our software employs an open, multi-tenant architecture that allows our clients to customize and extend our software.

        The following diagram provides an overview of the core functionality of our solutions.

Convio Online Marketing

        Our Convio Online Marketing platform contains an email marketing engine, payment processing engines, a content management system and modules that include fundraising, advocacy, special events, personal events and eCommerce. These modules are exclusively designed for NPOs and address the online marketing and fundraising requirements of NPOs of all sizes.

        The foundation for our COM platform is our Constituent360 database which provides clients with a comprehensive, unified catalogue of their constituents' online interactions, interests and preferences. It also provides a robust set of query, targeting, segmentation, importing, exporting and reporting capabilities for this data. By managing data across these multiple dimensions, Constituent360 provides NPOs with rich and actionable intelligence that enables them to refine and optimize marketing and fundraising results. The following table provides a description of the key functions and features of Convio Online Marketing:

Function	Key Features
Fundraising	• Enables NPOs to easily build and tailor online fundraising campaigns and quickly create specialized websites to motivate giving in response to current events;
• Dynamically solicits online donations including one-time gifts, installments, sustaining gifts, honor/memorial gifts and memberships;
• Provides secure, PCI-compliant payment processing with multiple payment options, including credit card, bank account debit and PayPal; and
• Generates comprehensive reporting and analysis.
Email Marketing

•       Provides online marketing tools that help NPOs build and manage effective email campaigns, from creation and testing to targeted delivery and follow-up, to drive higher response and increased constituent participation;

• Delivers robust capabilities to generate and send branded, graphical email messages, online newsletters and electronic greeting cards;
• Manages content, workflow, delivery, storage and subscriptions; and
• Enables NPOs to tailor content to individual constituent interests to drive higher response and increased participation.
Advocacy	• Encourages and manages grassroots activism;
• Enables NPOs to publish targeted action alert forms to be completed by constituents for delivery to legislators or media organizations; and
• Includes legislator scorecards that allow NPOs to rate legislators on issues, automatically computing numerical scores based on historical voting records.

Function	Key Features
TeamRaiser Events

•       Provides tools for NPOs' constituents to create personal or team fundraising web pages and send email donation appeals to their networks of family and friends in support of events such as a walks, runs and rides;

• Motivates NPOs' constituents to recruit new donors and reach their fundraising goals; and
• Creates a network effect that increases NPOs' fundraising results and grows their email list size.
MultiCenter	• Enables the national offices of multi-chapter NPOs to interoperate across their chapters;
• Facilitates a coordinated, integrated marketing strategy across chapters;
• Allows individual chapters to control their web presence including branding and content; and
• Allows controlled access to shared information across multiple chapters to house constituent data, create and launch campaigns and manage administrative settings.
Content Management

•       Enables NPOs to create high impact websites, empowers their content contributors to become content owners, reduces the reliance on technical staff to publish changes, and creates powerful, database-driven web pages;

• Provides content authoring tools, editorial workflow, personalization, search and document management; and
• Addresses websites of virtually all sizes, including multiple web properties, thousands of web pages, and multiple content contributors.
Personal Fundraising	• Empowers constituents to drive fundraising for NPOs as a champion or in honor or memory of a loved one;

•       Enables constituents to create personalized tribute web pages and encourage friends and family to learn about NPOs' causes through easy-to-use web content and email authoring tools and templates; and

• Provides an innovative means for NPOs to acquire new constituents, generate funds and create rich content and community around their websites.
Events	• Enables NPOs to promote and register participants in a variety of events using a website calendar; and

•       Accommodates a variety of events including simple announcements with date, time, and location, more complex events that are recurring, multi-faceted or multi-day and events requiring online RSVPs, ticketing and online registration forms.

Personal Events	• Enables constituents to organize and host different types of personal events such as dinners or house parties; and
• Enables constituents to promote events, track RSVPs and solicit online donations.

Function	Key Features
eCommerce	• Combines online store capabilities with Internet tools to raise funds;
• Coordinates standard hierarchical product catalogs, shopping carts, inventory management, tax and shipping calculations; and
• Enables cross-promotion to boost fundraising and involvement.
Visual Intelligence	• Provides web-based turnkey reporting and analytics solution;

•       Enables viewing of executive level key performance indicators through interactive dashboards to monitor changing trends and understand what creative variables drive responses in easy to consume manner.

Convio Open

        We provide an open platform that allows NPOs to evolve their online marketing strategies as new media and other opportunities arise. We offer application programming interfaces, or APIs, and extensions that meet the growing demand of NPOs to access the Internet, leverage popular social media sites and integrate with mobile services. This approach allows NPOs, partners and others to create external, custom-built applications that integrate with our solutions to provide a more compelling constituent experience and reach a wider audience.

        Our Donations APIs enable clients to embed our donation processing in websites, web applications or mobile applications. Additionally, our open platform supports fundraising and communications in a mobile context through mobile ready donation forms, text messaging, and text based donations. Our Web Services APIs allow clients to extract Constituent360 data for use in third-party systems.

        Our extensions enable clients to leverage social networking and Web 2.0 capabilities to engage constituents through these popular channels:

  •
  Our Facebook extension enables clients to publish their content and engagement opportunities on Facebook;

  •
  Our Google Maps extension empowers administrators, event participants and personal event hosts to include maps in their content;

  •
  Our Flickr extension provides a user-generated event marketing opportunity for NPOs with a TeamRaiser event;

  •
  Our YouTube extension enables NPOs to include video content on any page; and

  •
  Our Plaxo extension provides a point and click method for constituents to access any of their address books and contact lists, directly from a client's Convio-powered website.

Convio Go!

        Convio Go! is a structured program consisting of selected COM modules and specialized, cohort-based services designed for mid-market NPOs new to online marketing and fundraising. Convio Go! includes a one-year guided program that provides a base configuration of essential Convio Online Marketing capabilities in combination with cohort-based consulting. Our consulting specialists help Convio Go! clients build strong foundations for their online strategies by developing their proficiency in our fundraising, email marketing, and content management modules. Through our clients' execution of their online programs, our Convio Go! clients grow their constituent bases, improve constituent engagement and increase donations.

Common Ground

        Common Ground is our CRM application that builds stronger relationships with donors, volunteers, activists, alumni and other constituents. Common Ground is designed to serve as the foundation of an NPO's fundraising operations as well as an NPO's constituent database. Common Ground tracks constituent outreach and interactions across multiple channels including online, telephone, direct mail and in-person meetings. Since our introduction of Common Ground in September 2008, 365 NPOs, of which 78% were new clients to us, have selected Common Ground as their CRM application as of December 31, 2010.

        We utilize the Force.com cloud computing application platform to develop, package, and deploy Common Ground. We have developed NPO-specific functionality including donation management, event management and volunteer management to create a CRM application tailored to the needs of NPOs.

        The following table provides an overview of the key features and functionality of each module of Common Ground:

Function	Key Features
Donor Management	• Tracks incoming gifts, builds revenue forecasts, identifies prospective donors, and pursues major donor opportunities; and
• Utilizes sophisticated gift coding approaches that facilitate effective donor stewardship and segmentation for future communications.
Contact Management	• Provides a high degree of flexibility in defining and tracking relationships between NPOs and their constituents; and
• Allows creation of relationship types, definition of key relationships, and set up of rules for automatic assignment of relationships based on peer-to-peer fundraising results.
Campaign Management	• Plans and executes a variety of outreach campaigns, including direct marketing; and
• Tracks participation, costs and key performance indicators.
Event Management	• Plans and manages special events such as galas and golf tournaments;
• Tracks detailed event information, including invitations and sponsorships; and
• Provides the capability to sell multiple ticket levels and assign various benefits associated with those ticket levels.
Volunteer Management	• Organizes volunteer opportunities with multiple shifts, locations, and required volunteer qualifications;
• Provides a volunteer profile that tracks an individual's availability and skills, which can then be matched against upcoming volunteer opportunities; and

Function	Key Features
Fundraising	• Enables NPOS to easily create web forms to match campaign initiatives and capture online donations to the database in real-time;
• Enables NPOs to publish event forms that are integrated with Common Ground's event management tools to offer an online ticket and registration option; and
• Enables NPOs to acquire new constituents from their website directly into their database for newsletters and other appeals with integrated sign up forms.
Integrated Email Marketing

•       Provides online marketing tools that help NPOs build and manage effective email campaigns, from creation and testing to targeted delivery and follow-up, to drive higher response and increased constituent participation.

        Common Ground distinguishes itself from many legacy on-premise donor databases in a variety of ways including:

  •
  Beyond Donor Management.  The functionality of Common Ground extends beyond cultivating donors and tracking gifts. For example, Common Ground's integration with salesforce.com helps NPOs manage their service delivery operations and other mission-related programs. By integrating fundraising and program operations functionality, Common Ground is designed to enable NPOs to improve operations and to identify incremental fundraising prospects.

  •
  Organizational Efficiency.  NPOs can gain efficiency by automating processes, changing access to information based on user roles, and enabling staff to build and run custom reports. Users can access Common Ground from an Internet browser over any Internet connection. Common Ground is also integrated with productivity applications and email programs like Microsoft Outlook and others.

  •
  Innovative Fundraising Strategies.  Common Ground has the flexibility to facilitate a wide variety of emerging fundraising practices. Common Ground enables NPOs to tailor their fundraising strategies to leverage online marketing and social networks, which provides increased information about their constituents' online preferences and behaviors.

Our Services

        Our services are an integral part of our solutions. We believe the scope and quality of our services, which have been developed and refined based on our experience with approximately 1,400 active clients, meaningfully differentiate us from our competitors.

        We deliver services to our clients through a traditional consulting model, characterized by highly customized strategic consulting services. We believe this is the best way for our clients to achieve success in their online programs.

        We deliver services to many mid-market clients through Convio Go!, a structured one-year program designed to get clients up and running quickly with the help of a cohort-based approach. Clients receive regular coaching sessions with our consultants who help produce campaigns with an emphasis on fundraising and email list size growth.

        In addition to Convio Go!, account management, technical support and deployment services, the following table provides an overview of the types of services we offer along with a description of the key attributes:

Service Type	Key Attributes
Strategic Planning	• Develops Internet marketing roadmaps outlining key metrics, targets, strategies, tactics and recommended resources.
Campaign Management	• Assists clients in executing on their Internet roadmap by providing campaign strategy, project management, creativity and production.
Web Design	• Helps clients effectively design their websites by using industry-recognized user experience methodologies combined with audience engagement strategies specifically designed for NPOs.
Data Analytics	• Provides robust data analytic services that highlight useful information, suggest conclusions, and support decision making.
Benchmarking	• Provides benchmarking services using standard metrics which allow clients to compare results with aggregated results from other clients.
Campaign Analytics	• Analyzes campaign results and identifies potential areas of improvement based on established benchmarks.
Data Integration	• Utilizes data connectors to synchronize essential constituent data; and
• Provides custom data integration, data de-duplication, custom report builds and custom synchronization.
Training	• Provides comprehensive classroom and online training on the features and functionality of our solutions; and
• Provides customized training programs at client sites.

        With the addition of StrategicOne, we strengthened our services offering by adding the experience and expertise of a proven provider of data analytics, predictive modeling and other database marketing services to the company. These services help nonprofits discover, analyze and act on information to more effectively attract new constituents, retain existing donors, reactivate lapsed supporters and steward each relationship to a higher level of engagement. The following table provides an overview of the types of services we offer with the additional of StrategicOne, along with a description of the key attributes:

Service Type	Key Attributes
Data Warehousing	• Delivers intelligence to marketers and knowledge workers in logical subsets with easily understood data labels.
Business Intelligence	• Gives executives, marketers and fundraising professionals easy access to the data, ability to visualize data and interact with the visualizations for greater insights and improved ROI.
Analytics/Modeling	• Assists in identifying opportunities to create personalized, compelling, and lifelong connections between an organization's brand and constituents.

Service Type	Key Attributes
Strategic Consultation	• Provides strategic leadership, test design, measurement and monitoring to better design and implement campaigns that delivery results.
• Provides custom data integration, data de-duplication, custom report builds and custom synchronization.
Marketing Execution	• Manages campaign selection and customer solicitations every step of the way to ensure quality, on-time delivery of data and results.

        We complement our service offerings with a network of partners serving the nonprofit market, including interactive agencies, direct marketing agencies, public affairs firms and complementary technology companies. This partner network allows us to provide additional services and to expand our deployment capacity, including services provided by our certified Convio Solution Providers who follow our deployment methodologies.

        Our solution providers are authorized partners whom we train, test and recommend to our clients for consultation and deployment services around our solutions, including Common Ground. They also provide post-deployment services that include interactive strategy and web design. These partners enable us to maintain lower personnel costs and expand our deployment capacity. Our technology partners provide technologies that complement and extend the breadth of our solutions. Their offerings typically integrate with our solutions through our open APIs and include social networking, tools, mobile messaging platforms and web applications. Through these partners, we are able to attract clients who want the additional functionality and services that these partners provide to our solutions. Our referral partners refer clients to us in exchange for a percentage of the value of the referred business which we close. The commission rate is negotiated between each partner and us based on a percentage of the contract's value.

Clients

        We serve approximately 1,400 NPO clients which include leading NPOs in each of the verticals we serve. We define a client as an organization with which we have a billing relationship. In certain cases, we bill individual chapters of multi-chapter NPOs and, in other cases, we have a single billing relationship with multi-chapter NPOs.

        In 2010, 2009 and 2008, substantially all of our revenue was derived from clients in the United States and Canada and all of our long-lived assets were located in the United States. No client accounted for more than 10% of our total revenue in 2010, 2009 and 2008.

Sales and Marketing

        We sell our solutions using a direct sales force. As of December 31, 2010, we employed approximately 87 sales, marketing and business development professionals, 58 of whom comprised our direct sales force. These sales and marketing professionals focus on sales to new and existing clients and are located at our headquarters in Austin, Texas, regional offices in Washington, D.C. and Berkeley, California and in metropolitan areas throughout the United States. Our sales force is organized by geographic territory, size of NPO and market segment. We employ a separate sales team focused on upselling new solutions and services to our existing clients. Our sales representatives are supported by a team of sales engineers and sales associates responsible for technical and pre-sales support.

        We complement our direct sales force with a network of partners serving the nonprofit market, including interactive agencies, direct marketing agencies, public affairs firms and complementary technology companies. Our partner network helps us to grow our client base, enhances our implementation services capacity and enables us to provide a more complete solution for our clients.

        We conduct a variety of marketing programs that are designed to create brand recognition and market awareness for our solutions. Our marketing efforts include membership and board-level participation in industry associations, participation at industry conferences, search engine marketing, search engine optimization, company-sponsored seminars and webinars, white papers, media relations, development of case studies, online marketing and sponsoring co-marketing events with our partners. We enhance our position as an NPO thought leader through industry publications and our annual benchmarking index study designed to help NPO professionals evaluate online marketing metrics as well as the effectiveness of their organization when compared to similar NPOs.

        We receive significant exposure from our "powered by" logo program, which allows us to place our logo on web pages and emails created and sent by our clients. To enhance client loyalty and generate opportunities for additional sales, we maintain a client advisory board, conduct an annual client summit and host an online client community.

Research and Development

        We continue to make substantial investments in research and development, primarily on new features, platform extensibility and Common Ground. Our on-demand model provides us with the ability to quickly bring new functionality to the market. We gather feedback from clients, partners and industry thought leaders, and we have robust processes for software development and deployment that have been adapted from industry best practices. As of December 31, 2010, we had 80 employees working on research and development primarily in Austin and Berkeley. Our research and development expenses were $10.6 million, $10.0 million and $8.8 million in 2010, 2009 and 2008, respectively.

Competition

        The nonprofit market for constituent engagement solutions is fragmented and rapidly evolving. With COM, we compete with several online marketing suites and a variety of point solutions targeted at such tasks as email marketing, content management and fundraising event management. With Common Ground, we compete with generic database and constituent relationship management providers, as well as industry-specific donor management solutions. Some of our competitors are focused exclusively on the nonprofit industry while others sell to NPOs among a broader set of markets. Our primary competitors are Blackbaud, Inc., The Sage Group plc, and SofterWare, Inc. In addition, we compete with a variety of smaller, private companies and also with web development providers which provide custom in-house applications.

        We believe the principal competitive factors in our industry include the following:

  •
  breadth, depth and configurability of solution;

  •
  scope and value of product and service offerings;

  •
  software delivery model (on-demand vs. on-premise);

  •
  size and satisfaction of installed client base;

  •
  nonprofit industry expertise;

  •
  track record of innovation;

  •
  ease-of-use;

  •
  measurability of results;

  •
  openness of architecture and ability to integrate with third-party applications; and

  •
  performance and reliability.

        We believe we compete favorably across all of these factors. However, some of our existing and potential competitors have substantially greater name recognition, longer operating histories, and greater resources. They may be able to devote greater resources to the development, promotion and sale of their products and services than we can to ours. Additionally, our competitors may offer or develop products or services that are superior to ours, have lower prices or that achieve greater market acceptance.

Technology

        Each of our software applications uses a single code base and employs a multi-tenant architecture and is delivered by an on-demand model, requiring only a web browser for client access. In addition, our technology strategy was designed to meet the stringent standards of NPOs, including scalability, performance, reliability and security.

        Our COM platform is open and extensible. We have built the platform on the Java 5 runtime environment and have developed and published more than 175 APIs. This approach allows our clients to more easily leverage the functionality available within our solutions without requiring modifications to our source code. Customers are also able to use open source technologies to integrate with our solutions using these APIs.

        Our technology is designed to be scalable, both in the number of clients that can be hosted and in the volume of traffic and transactions processed by our solutions. Scalability is achieved through multiple methods:

  •
  our multi-tier production topology employs dedicated devices separated into multiple tiers of web servers, application servers, email appliances, accelerator appliances, database servers and file servers; and

  •
  each tier can be expanded horizontally to add capacity.

        Performance is another key requirement for clients, particularly as it relates to email deliverability and traffic volumes and spikes associated with constituent response to current events. We address these needs in several ways:

  •
  our production topology improves performance and scalability by providing load balancing and failover, encryption acceleration, caching of static content, compression of text-based content and multiplexing;

  •
  our email server farm utilizes specialized appliances to provide capacity in excess of 500,000 personalized email messages per hour; and

  •
  we have been able to provide on average 95% email deliverability by using sender verification standards, managing Internet service provider relationships to integrate email reputation feedback, whitelisting, monitoring and providing robust subscription management and opt-out features.

        Over the past two years, we have achieved on average more than 99.7% system uptime, excluding scheduled maintenance and disruptions caused by third-party vendors, through the use of industry-standard failover and redundancy technologies. We use storage technology and redundant application servers that allow individual servers to be rotated in and out of service for routine maintenance without causing downtime.

        Our Common Ground application is built on the salesforce.com Force.com platform.

        Common Ground has a model-driven architecture and uses role-based administration to facilitate the sharing of information. Common Ground uses open API's to enable our clients to customize their use of Common Ground to more easily integrate with other client systems.

        Security is a key requirement for our clients because of the sensitive nature of our clients' missions and their strong desire to protect constituent information. Our systems are periodically attacked by unauthorized third parties with increasing sophistication, and we have experienced security incidents in our history. We have designed and continue to upgrade our solutions, policies and practices to provide security for clients in several ways:

  •
  a security model built into the architecture which allows varying levels of permissions to particular data, thus allowing for secure delegation of authority to administrators based on role;

  •
  use of security standards, including standard encryption and the HTTPS protocol for secure transfer of sensitive data; and

  •
  compliance with PCI Data Security Standard and SAS70 as certified by third party testers.

Operations

        We serve our clients from two third-party hosting facilities located in Austin, Texas and Sacramento, California. These facilities provide around-the-clock manned operations and security staff. Access is limited to authorized individuals and both sites are served by both interior and exterior video surveillance equipment. Electrical and environmental controls are all fully redundant and Internet connectivity is maintained by multiple peering and physical access points within each facility. We own or lease and operate all of the hardware on which our applications run in each facility. We entered into an agreement for the services provided by the Austin and Sacramento third-party hosting facilities in October 2001 and June 2008, respectively, and have renewed each agreement at various times thereafter. Pursuant to each agreement, we pay a monthly service fee for hosting services. The current term of the Austin agreement ends in June 2011 at which time the agreement automatically renews for three years. During 2010, we completed the migration of our former GetActive clients to our COM platform and we retired the GetActive platform, which was hosted at the Sacramento facility, in December 2010. Subsequently, we began removing the equipment from this facility as we do not intend to renew or extend the agreement which expires in March 2011.

        We continuously monitor internally and externally the availability and performance of our systems using custom and commercially available tools. In order to prevent service loss from hardware failure, we maintain redundant servers within each tier of our production environment. Web servers are operated in load-balanced server pools and databases and file servers are replicated to standby servers which can provide near real-time failover in the event of a failure with primary hardware. Databases and file servers are backed up daily with tapes being rotated to separate secure offsite storage facilities.

        We have also contracted with SunGard Data Systems, Inc. to provide a disaster recovery site in the Phoenix area in the event of a complete or substantial datacenter disaster at our Austin facility.

Government Regulation

        We and our clients are subject to various laws and governmental regulations due to the nature of our business, including those regulating email communications and the collection, use and disclosure of personal information obtained from customers and other individuals. While our solutions provide a platform for our clients' fundraising, advocacy, email marketing, peer-to-peer communications, website content management and eCommerce activities, we do not provide any of the content of those activities and communications nor any of the donor lists or contacts. Our clients are responsible for their compliance with all applicable privacy, direct marketing and data protection laws.

        We are subject to certain state statutes which require companies that provide fundraising consulting services to register and comply with the applicable state registration requirements. Currently, we are registered in each of the 24 states that require registration. Since many of our clients run national fundraising campaigns, which often include solicitation activity occurring across the country, Convio must maintain a registration in any state in which a client wishes to utilize our fundraising consulting services to conduct solicitations. The registration requirements and enforcement process vary widely from state to state with some states requiring a simple completed form to others compelling us to disclose each fundraising consulting contract applicable in that state. Failure to comply with these registration requirements could result in our registration being revoked and/or the state's refusal to let Convio register and provide professional fundraising consulting to clients in that state. In addition, a state can levy fines, penalties, and suspend service activity under a particular client contract. These registration requirements continue to change and develop and oblige us to monitor our compliance.

        We are also covered by the Health Insurance Portability and Accountability Act, or HIPAA, which was expanded by the Health Information Technology for Economic and Clinical Health Act, or HI-TECH Act, which Congress passed as part of the American Recovery and Reinvestment Act of 2009. The HI-TECH Act expands the reach of data privacy and security requirements of the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA and associated United States Department of Health and Human Services regulations permit our clients in the healthcare industry to use certain protected health information for fundraising purposes, such as email addresses or other demographic information, and to disclose that protected health information to their service providers. We may be included in this service provider group under the revised HIPAA regulations by virtue of our service provider relationship with our clients in the healthcare industry.

        Although our healthcare industry clients may upload into our systems personal information that HIPAA permits to be used for fundraising so that we may provide email software services, we ask our healthcare industry clients not to provide us with health or medical information of individuals. In general, our agreements with our healthcare providers seek to prohibit them from storing other forms of protected health information on our system, including any information related to diagnosis or treatment. The HI-TECH Act provides for criminal and civil penalties if we violate the privacy and security rules applicable to us, and also requires us to notify our clients in the event of an unauthorized release, whether inadvertent or purposeful, of any protected health information for which we are responsible.

        Our clients are subject to certain U.S. and foreign laws and regulations governing the collection, use and disclosure of personal information obtained from individuals. For instance, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, and associated Federal Trade Commission regulations govern our clients' email fundraising campaigns.

These regulations establish certain requirements for "commercial" email messages and provide penalties for transmitting email messages in a manner intended to deceive the recipient as to source or content. Email message campaigns are generated by our clients by using our solutions. We do not create or control the content of such emails, nor do we obtain email lists from sources other than our clients. Our clients' email campaigns are governed by the CAN-SPAM Act's prohibitions and requirements, including:

  •
  prohibition on using false or misleading email header information;

  •
  prohibition on using deceptive subject lines;

  •
  requirement that recipients may, for at least 30 days after an email is sent, opt out of receiving future commercial email messages from the sender, with the opt-out effective within 10 days of the request;

  •
  requirement that commercial email be identified as a solicitation or advertisement unless the recipient affirmatively permitted the message; and

  •
  requirement that the sender include a valid postal address in the email message.

        The CAN-SPAM Act also prohibits unlawful acquisition of email addresses, such as through directory harvesting. The CAN-SPAM Act prohibits transmission of commercial emails by unauthorized means, provides for enhanced damages or penalties if commercial messages are sent in violation of the CAN-SPAM Act to email addresses that were acquired through certain specified methods such as through relaying messages with the intent to deceive recipients as to the origin of such messages. Violations of the CAN-SPAM Act's provisions can result in criminal and civil penalties. In addition, although the CAN-SPAM Act preempts most state restrictions specific to email marketing, some states have adopted consumer protection regulations that, if deemed not to be preempted by the CAN-SPAM Act, could impose liabilities and compliance burdens in addition to those imposed by the CAN-SPAM Act. Our terms and conditions require that our clients comply with the CAN-SPAM Act and that they are liable for any breaches of its provisions. If we become aware that a client has violated the CAN-SPAM Act, we can suspend or terminate its use of our solutions.

        In addition, due to the increasing popularity and use of the Internet, governmental authorities in the United States and abroad may continue to adopt laws and regulations to govern Internet activities of our clients, including email messaging, collection and use of personal information, ownership of intellectual property, solicitation of charitable contributions and other activities important to our online business practices. For instance, although we do most of our business in the United States, we have clients in Canada and the United Kingdom, who are subject to data protection and fundraising laws in Canada and the European Union, respectively. As an example, European Union member state laws typically prohibit sending promotional email messages outside of an established business relationship with the recipient, unless the recipient has opted into receipt of such messages, and require honoring opt-out requests by recipients. Such laws largely prevent the use of email to obtain new prospects in the European Union, and similar laws have been adopted in some other countries. We do not evaluate our clients' compliance with these foreign laws or domestic laws, but if we learn that any client has violated such laws, we may suspend or terminate its use of our solutions.

Intellectual Property and Other Proprietary Rights

        Our intellectual property rights are important to our business. We rely primarily on a combination of trademark, copyright, trade secret, confidentiality procedures, contractual restrictions and other similar measures to protect our proprietary technology, processes and other intellectual property. We have pursued trademark protection in certain international jurisdictions. We also hold trademarks and service marks identifying features of our solutions. We license our software modules directly to clients. These license agreements, which address our technology, documentation and other proprietary information, include restrictions intended to protect and defend our intellectual property. We also require our employees, contractors and many of those with whom we have business relationships to sign non-disclosure and confidentiality agreements. We believe that due to the frequent improvement of our existing solutions and services, the unpatented proprietary know-how of our personnel and our trade secrets are particularly important.

        We attempt to control access to and distribution of our software, documentation and other proprietary technology and other information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality as our solutions. Policing unauthorized use of our solutions and intellectual property rights is difficult and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriations of our technology or intellectual property rights.

        We believe that the frequency of assertions of patent infringement is increasing as patent holders, including entities that are not in our industry and who purchase patents as an investment or to monetize such rights by obtaining royalties, use such actions as a competitive tactic as well as a source of additional revenue. Any claim of infringement from a third party, even those without merit, could cause us to incur substantial costs defending against such claims, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful.

Employees

        As of December 31, 2010, we had 367 employees, all of whom were in the United States. Of the total employees, there were 87 in sales, marketing, account management and business development, 80 in research and development, 175 in services, support and operations and 25 in general and administration. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our employee relations to be good.

Properties

        We lease office space for our corporate headquarters located in Austin, Texas. This lease expires in September 2013. We also lease additional office space in the San Francisco Bay Area of California and Washington, D.C. With the acquisition of StrategicOne, we acquired leases for small offices in Overland Park, Kansas and Lincoln, Nebraska. We believe our facilities are adequate for our current needs and may add new facilities and expand our existing facilities as we add employees. We believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Legal Proceedings

        We are not currently involved in any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business.

Available Information

        Our website address is www.convio.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A.    Risk Factors

If NPOs do not adopt our solutions, our revenue and operating results will be adversely impacted.

        Our ability to generate revenue and maintain profitability depends on the adoption of our solutions by NPOs of all sizes. We cannot be certain that the demand of NPOs for solutions such as ours will continue to develop and grow at its historic rates, if at all. We also do not know to what extent NPOs will be successful utilizing our solutions to engage constituents and generate funds. The less they are able to do so, the less revenue we will generate.

        We initially began our business with one solution and now offer multiple products and services. As we grow, we plan on offering new solutions and services in the future. We cannot be certain that NPOs will elect to use our solutions or want or need the functionality of our new solutions and service offerings. As a result, as NPOs become more comfortable and sophisticated in their use of technology for their constituent relationship needs, we may fail to develop and offer solutions and services that meet NPOs' needs in this area, and our revenue may not grow.

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

        While no one client accounted for more than 10% of our revenue during the year ended December 31, 2010, our enterprise clients can contribute substantially to our revenue from quarter to quarter. If NPOs, especially enterprise NPOs, do not continue to adopt and renew their subscriptions to our solutions, our revenues will experience volatility and our stock price could fall.

Our business depends on our clients' renewing and expanding their subscriptions for our solutions. Any decline in our client renewals and expansions would reduce our revenue.

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

  •
  our solutions do not continue to fit a client's needs as they evolve; and

  •
  our client has a poor service experience with our partners or us.

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

        Some of our agreements also provide that our clients may terminate their agreements for convenience after a specified period of time. Some of our agreements allow a client to cancel during the first year of such client's initial subscription for our solutions for performance-related reasons. If our clients terminate their agreements with us, our revenue will grow more slowly than expected or even decline, and we may not be able to maintain profitability. Further, if a client seeks to terminate its agreement with us, we may not be successful in enforcing, or we may not elect to enforce, our agreement with the client.

        We serve a broad range of NPOs, the less established of whom may be subject to a higher rate of insolvency or may have limited durations due to the underlying causes that they support, such as political campaigns. We are generally not able to perform financial due diligence on the creditworthiness of our prospective clients, and we may not accurately predict a client's creditworthiness. As a result, if we are unable to collect from our clients, our revenue and cash flows could be less than what we expect.

Our financial results will fluctuate, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

        Our results of operations are difficult to forecast. We have experienced and expect to continue to experience fluctuations in revenue and operating results from quarter to quarter. In particular, our usage revenue is difficult to predict because it is derived from our clients' usage of our solutions for special events such as runs, walks and rides, and we recognize the associated revenue in the period reported and billed to the client. The growth, if any, and amount of usage revenue vary based on the number of events, the percent of funds raised online for these events, the growth and success of events and our signing of new clients for events. These factors are very difficult to predict, and our usage revenue fluctuates significantly as a result.

        Our usage revenue reflects the general seasonality of special events which are held more often in the spring and fall. Therefore, we recognize a majority of our usage revenue in the second and third quarters. We recognized 62% and 63% of our annual usage revenue in the combined second and third quarters of 2010 and 2009, respectively. Usage revenue in the second and third quarters represented between 20% and 16% of total revenue for those periods in 2010 and 2009, respectively; whereas, usage revenue in the first and fourth quarters represented between 13% and 10% of total revenue for those periods in 2010 and 2009, respectively. Furthermore, although we experience seasonally lower usage revenue from special events during the first and fourth fiscal quarters, our operating expenses experience less of a reduction during those periods. In addition, we experienced seasonality in our sales in the third quarter of 2010 and 2009, and as a result accrued lower commissions during those quarters. Such seasonality causes our quarterly operating results to fluctuate and be difficult to predict.

        Other reasons for these fluctuations include but are not limited to:

  •
  our ability during any period or over time to sell our products and services to existing and new clients and to satisfy our clients' requirements;

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

  •
  the amount and timing of research and development expenses, in particular the costs to develop internal use software that are capitalized under the applicable accounting guidance;

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

  •
  any introduction of new accounting rules; and

  •
  future costs related to investigations and negotiations of acquisitions of technologies or businesses and, if successful, their integration.

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

Our failure to maintain profitability could limit the growth of our business.

        The first year in which we were profitable was 2010. We had operating losses in each year from our inception in October 1999 until 2010. We expect to incur additional costs and operating expenditures as we further develop and expand our operations. In addition, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. While our revenue has grown in recent periods and we recently achieved profitability, this growth may not be sustainable, and we may not continue to achieve sufficient revenues to maintain profitability in the future. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are, to a large extent, fixed in the short term. In addition, we may elect to spend more to grow our business in the future without certainty of near-term returns. Accordingly, we may not maintain profitability, and we may incur losses in the future, which could affect the market price of our common stock or harm our ability to raise additional capital.

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

        In addition, poor general economic conditions have led to our offering sales promotions and to our clients' renegotiating their pricing and contract terms as well as requesting other concessions, especially during their contract's renewal period. These promotions and concessions can adversely impact our operating results. These conditions can also lead our competitors to aggressively price their product offerings, further intensifying the pricing pressure on our solutions. Furthermore, demand for our more comprehensive and higher-priced solutions may decline. As a result, our revenue, gross margin and operating results may be adversely affected.

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

Because we generally recognize revenue from sales of our subscription services ratably over the term of our agreements, downturns or upturns in sales may not be immediately reflected in our operating results.

        We generally recognize revenue on a subscription basis, meaning we recognize the revenue ratably over the terms of our clients' agreements. We typically do not invoice clients the full contract amount at the time of the execution of an agreement. Rather, we invoice our clients periodically based on our arrangement with each client. We record deferred revenue when we invoice a client and only with respect to the invoiced amount for such period, but we only recognize the corresponding revenue ratably over the term of the agreement. As a result, deferred revenue is not an effective determinant of sales or predictor of revenue in any particular period, and much of the revenue we recognize in any quarter may be from deferred revenue from previous quarters. A decline in new or renewed subscriptions in any one quarter may not result in a decrease in revenue in such quarter but will negatively affect our revenue in future quarters. We may be unable to adjust our cost structure to reflect these reduced revenues. Accordingly, downturns in sales or renewals of our subscription services will adversely impact revenue and operating results on an on-going basis in future periods.

We anticipate that our Common Ground application will help us to grow our business, but if NPOs do not adopt Common Ground, the growth in our revenue could be limited and our business harmed.

        We introduced our Common Ground application in September 2008, targeted primarily at mid-market NPOs. In December 2010, we introduced the Common Ground online fundraising and marketing engine directly integrated with Common Ground and we intend to continue to invest significantly in Common Ground research and development and sales and marketing, especially as we expand Common Ground into the enterprise market. As of December 31, 2010, approximately 365 NPOs had adopted Common Ground. We expect to increase our spending on research and development and sales and marketing to expand the number of Common Ground clients and the revenue we generate from these clients.

        Common Ground is a new and evolving product, and if NPOs do not continue to adopt Common Ground, then our business will have difficulty growing and will be harmed. We believe Common Ground's acceptance and adoption by NPOs will be dependent upon, among other things, Common Ground's functional breadth, quality, ease of use, performance, reliability, and cost effectiveness. Even if the advantages of Common Ground over legacy solutions are established, we are unable to predict to what extent Common Ground will be adopted in the marketplace.

        We plan on releasing more functionality for our Common Ground application. The introduction of these new features may replace sales of our Convio Online Marketing solution to the mid-market, thereby offsetting the benefit of a successful feature introduction. This could harm our operating results by decreasing sales of our higher priced solution, exposing us to greater risk of decreased revenues.

        As we expand Common Ground into the enterprise market, there is no guarantee that the large enterprise NPOs will adopt Common Ground or that the features will prove to be technologically feasible for this market. Failure in this regard may significantly impair our ability to compete effectively and cause us to lose existing clients or fail to sell our solutions to new clients. Any or all of the above occurrences could harm our business and results of operations.

We do not have any control over the availability or performance of salesforce.com's Force.com platform, and if we or our clients encounter problems with it, we may be required to replace Force.com with another platform, which would be difficult and costly.

        Common Ground runs on salesforce.com's Force.com platform, and we do not have any control over the Force.com platform or the prices salesforce.com charges our NPO clients. Salesforce.com may discontinue or modify Force.com. Salesforce.com could also increase its fees or modify its pricing incentives for NPOs. If salesforce.com takes any of these actions, we may suffer lower sales, increased operating costs and loss of revenue from Common Ground until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated.

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

        Generally, our sales cycles last between three and nine months, but in the case of enterprise NPOs our sales cycle can last longer. Potential clients, particularly our larger clients, generally commit significant resources to an evaluation of available technologies and require us to expend substantial time, effort and money educating them as to the value of our solutions. We may expend significant funds and management resources during a sales cycle and ultimately fail to close the sale. The sales cycle for our solutions is subject to significant risks and delays over which we have little or no control, including:

  •
  our clients' budgetary constraints;

  •
  the timing of our clients' budget cycles and approval processes;

  •
  our competitors' offerings and sales activities;

  •
  our clients' willingness to replace their current methods or solutions;

  •
  our clients' employee turnover rates; and

  •
  our need to educate potential clients about the uses and benefits of our solutions.

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

        We host our solutions and serve all of our clients from two third-party datacenters, one located in Austin, Texas and the other in Sacramento, California. During 2010, we completed the migration of our former GetActive clients to our COM platform and we retired the GetActive platform, which was hosted at the Sacramento facility, in December 2010. Subsequently, we began removing the equipment from this facility as we do not intend to renew or extend the agreement which expires in March 2011. Any interruptions or problems at either datacenter would likely result in significant disruptions in our solutions hosted at such site. We do not control the operation of these datacenters, and each is vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. Each datacenter is also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions at each datacenter, the occurrence of a natural disaster or an act of terrorism, a decision to close a datacenter without adequate notice or other unanticipated problems such as work stoppages at a datacenter could result in interruptions or delays in our solutions and our failure to meet our service level commitments to our clients. Neither datacenter is currently configured to provide failover services to the other datacenter in the event services at a facility are interrupted. Each datacenter has no obligation to renew its agreement with us on commercially reasonable terms, or at all. If we are unable to renew our agreement with a datacenter on commercially reasonable terms, we may experience costs or downtime in connection with the transfer to a new third-party datacenter.

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

Our solutions, and in particular our Common Ground application, may contain errors or defects, negatively affecting their adoption which may cause us to lose clients and reimburse fees.

        Our solutions are novel and complex and, accordingly, may contain undetected errors or failures when first introduced or as new enhancements are released. This may result in the loss of, or delay in, market acceptance of our new solutions. We have in the past discovered software errors in our solutions and new solutions after their introduction. We have experienced delays in release, lost revenues and customer frustration during the period required to correct these errors. We may in the future discover errors and scalability limitations in new solutions after they become available or be required to compensate customers for such limitations or errors. In addition, our clients may use our solutions in unanticipated ways that may cause a disruption in our solutions for other clients. Since our clients use our solutions for mission-critical processes, any errors, defects or disruptions in, or other performance problems with, the software underlying our solutions could harm our reputation and may damage our clients' activities. If that occurs, clients could elect not to renew or delay or withhold payment to us, we could lose future sales and clients may make claims against us.

If our solutions do not scale to accommodate a high volume of traffic and transactions, we may experience client dissatisfaction and fail to grow our revenue.

        We seek to generate a higher volume of website traffic and other electronic transactions for our clients as part of our product and service offerings. Our transaction volumes are erratic, and our volumes spike significantly during large special events and major occurrences such as natural disasters. In addition, high transaction volumes can cause delays in response times. The satisfactory performance, reliability and availability of our solutions, including our network infrastructure, are critical to our reputation and our ability to attract and retain new clients. Any system interruptions that result in the unavailability or under-performance of our solutions would reduce the volume of traffic and transactions processed on our system for our clients and may also diminish the attractiveness of our solutions to our clients. Furthermore, our inability to add software and hardware or to develop and further upgrade our existing technology or network infrastructure to accommodate increased traffic or increased transaction volume may cause unanticipated system disruptions, slower response times, degradation in levels of client service and impaired quality of the users' experience. We expect to continue to upgrade our solutions, but we may be unable to upgrade and expand our solutions effectively or to integrate efficiently any new technologies with our existing solutions. Any inability to do so would harm our reputation, ability to maintain our client relationships and growth of our business.

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

        The market in which we operate is fragmented, competitive and rapidly evolving, and there are limited barriers to entry for some aspects of this market. Competitive pressures can adversely impact our business by limiting the prices we can charge our clients and making the adoption and renewal of our solutions more difficult. With Convio Online Marketing, we compete with several online marketing solutions and a variety of point applications targeted at tasks such as email marketing, content management and fundraising event management. With Common Ground, we compete with generic database providers, as well as industry-specific donor management solutions. Some of our competitors are focused exclusively on the nonprofit industry while others sell to NPOs among a broader set of target industries. Our primary competitors are Blackbaud, Inc., The Sage Group plc and SofterWare, Inc. In addition, we compete with a variety of smaller, private companies, and also with custom web development providers, which provide custom in-house applications. Any of these competitors could take actions that adversely affect our business.

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

        We complement our direct sales personnel with a network of partners serving the nonprofit market, including interactive agencies, direct marketing agencies, public affairs firms and complementary technology companies. Our partner network helps us grow our client base and, we believe, enables us to provide more complete solutions for our clients. If our partners fail to increase awareness of our solutions or to assist us in gaining access to decision-makers at NPOs, then we may need to increase our marketing expenses, change our marketing strategy or enter into marketing relationships with different parties, any of which could impair our ability to generate increased revenue. Our typical partner agreement is not exclusive and our partners may choose not to promote sales of our solutions. If we do not maintain and increase our partner relationships, our revenue may not grow and could decline.

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

        Our future success depends upon the continued service of our officers and other key finance, sales and marketing, research and development and professional services staff. In addition, our future success will depend in large part on our ability to attract a sufficient number of highly qualified personnel, and there can be no assurance that we will be able to do so. Competition for qualified personnel can be intense, and we might not be successful in attracting and retaining them. The pool of qualified personnel with experience working with or selling to NPOs is limited overall and specifically in Austin, Texas, Washington, D.C. and the San Francisco Bay Area of California, where a significant portion of our operations are located. If we fail to retain key personnel or attract a sufficient number of highly qualified personnel, we may expend more resources in an effort to recruit qualified personnel and our operating costs would increase. In addition, the diversion of management's attention to recruiting efforts may cause our sales and revenue to decrease.

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

        We depend on email to market to and communicate with our clients, and our clients rely on email to communicate with their constituents. Various private entities attempt to limit the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that exceed current legal requirements in the United States and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain "blacklists" of companies and individuals, and the websites, Internet service providers and Internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company's Internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked by servers that receive or route email and subscribe to the blacklisting entity's service or purchase its blacklist. Any blocking of email communications generated by clients using our solutions will reduce the effectiveness of our solutions and our ability to conduct our business, which may cause demand for our solutions to decline and increase non-renewals.

Government regulation could increase our compliance expenses, subject us to fines or penalties of non-compliance or adversely affect the marketability of our solutions.

        We are subject not only to laws and regulations applicable to businesses generally, but also to laws and regulations directly applicable to electronic commerce and fundraising activities. In addition, our clients are subject to United States and foreign laws and regulations governing the collection, use and disclosure of personal information obtained from individuals, which restrict how our clients use our solutions. There are many laws and regulations related to electronic commerce and online fundraising, and state, federal and foreign governments may adopt or enforce additional laws and regulations applicable to our business and to our clients' use of our solutions. If the burdens or costs of our clients' compliance with additional regulations increase, NPOs may decide not to use our solutions. Further, our failure to comply with any such laws or regulations could subject us to fines, penalties or other damages that could harm our reputation and increase our operating costs.

        The promulgation, amendment or enforcement of any laws or regulations in the following areas could increase our compliance expenses:

  •
  charitable fundraising and related services;

  •
  campaign finance;

  •
  user privacy and notification statutes;

  •
  the transmission and storage of personal data;

  •
  the tax exempt status of NPOs;

  •
  the Internet;

  •
  the pricing and taxation of products and services offered over the Internet;

  •
  money laundering;

  •
  transactions or sales to terrorist organizations or to nations which sponsor terrorist activities;

  •
  the content of websites;

  •
  patents, copyrights, trade secrets, trademarks and other areas of intellectual property;

  •
  consumer protection, including the potential application of "do not call" registry requirements on our clients;

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

        We are also subject to certain state registration and periodic filing requirements related to companies that provide fundraising consulting services. States' regulations vary and the application of these regulations to our business is unclear. Our clients rely in part on our registrations in states that require registration to conduct our clients' national fundraising campaigns. As of December 31, 2010, we were registered in each of the 24 states that require registration. If we fail to comply with any of these regulations, our registrations could be revoked or we may be prevented from registering, and our clients could terminate their agreements with us if we do not meet their fundraising needs in those states. In addition, we could incur fines, penalties or other damages that could harm our reputation and increase our operating costs, and we may be obligated to file client agreements that may disclose competitively sensitive information. Furthermore, the states in which we are registered may impose new requirements and additional states may adopt registration requirements that may increase our compliance expenses.

Evolving privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our solutions, which could reduce overall demand for our solutions and increase operating costs.

        Our clients can use our solutions to store personal or identifying information regarding their constituents. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and other individuals. For instance, as part of the American Recovery and Reinvestment Act of 2009, Congress passed the Health Information Technology for Economic and Clinical Health Act, or HI-TECH Act. The HI-TECH Act expands the reach of data privacy and security requirements of the Health Insurance Portability and Accountability Act, or HIPAA, to service providers. HIPAA and associated United States Department of Health and Human Services regulations permit our clients in the healthcare industry to use certain demographic protected health information (such as name, email or physical address and dates of service) for fundraising purposes and to disclose that subset of protected health information to their service providers for fundraising. We may be included in this service provider group under the revised HIPAA regulations by virtue of our service provider relationship with our clients in the healthcare industry. In general, we are seeking to prohibit contractually our healthcare industry clients from uploading other types of health information of their clients into our systems because HIPAA does not permit this information to be used for fundraising without certain permissions, but we believe that monitoring our healthcare clients' compliance with such prohibitions is not legally required of service providers and would be cost prohibitive. The law and regulations under HI-TECH are new and still subject to change or interpretation by legal authorities who could cause additional compliance burdens.

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

        In December 2003, Congress enacted Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, which establishes civil penalties for failure to meet certain requirements for commercial email messages (which may include email messages sent by NPOs that advertise a commercial product or service) and specifies criminal and civil penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source, transmission path or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to identify their recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act. For example, Utah and Michigan have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as products that minors are prohibited from purchasing. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our clients' constituents to opt out of receiving commercial emails may minimize the effectiveness of our email product. Moreover, non-compliance with the CAN-SPAM Act can involve significant financial penalties. In addition, European Union member state laws typically prohibit sending promotional email messages outside of an established business relationship with the recipient unless the recipient has opted into receipt of such messages and require honoring opt-out requests by recipients. Such laws largely prevent the use of email to new prospects in the European Union, and similar laws have been adopted in some countries. Although our agreements prohibit violations of these laws, if we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or European Union or foreign laws regulating the distribution of commercial email, whether as a result of violations by our clients or if we were deemed to be directly subject to and in violation of these requirements by the future interpretation of such laws by a court of law or regulatory agency, we could be required to pay penalties or we may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain clients or increase our operating costs.

We may be subject to legal costs and liabilities for content and activities of our clients and their constituents, which could harm our reputation and increase our operating costs.

        We host content provided by our clients and their constituents and provide products and services that enable them to exchange information, conduct business and engage in various online activities. From time to time, we are requested to provide information or otherwise become involved in legal and other matters involving our clients' online activities. While we require our clients to agree to comply with acceptable usage policies and other content restrictions, clients and their constituents may provide content or undertake activities that could require us to conduct investigations or defend claims by private persons and entities or governmental entities that may be with or without merit and may subject us to legal costs and liabilities to our third-party suppliers and others, which could harm our reputation and increase our operating costs.

If existing clients and prospective clients refuse to adopt or renew our solutions, or we choose not to engage a prospective client, because of conflicts over ideological missions, our revenue will not grow at our anticipated rate.

        Our clients have a wide range of ideological missions. Many NPOs focus upon and support ideological causes that may conflict with the ideological causes of our other clients. A few prospective clients in the past have hesitated or refused to use our solutions because of our relationship with NPOs with ideologies that directly conflict with the ideologies of such prospective clients. If the number of our clients grows, the potential for such conflict will increase. We have adopted a policy of working with NPOs supporting a wide range of ideological missions other than those that promote violence, hatred, or racial or religious intolerance. We will exercise our judgment in determining whether an organization violates the spirit of these client engagement principles. Based on these principles, we have and may continue in the future to choose not to engage prospective client NPOs. If our prospective clients refuse to adopt our solutions, if we choose not to engage a prospective client, or if our existing clients do not renew or otherwise terminate their use of our solutions due to such conflicts, our revenue may be adversely affected and our reputation may be harmed.

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

We may incur significant expenses to defend against or settle claims that we infringe upon third parties' intellectual property rights.

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

        For any intellectual property rights claim against us or our clients, we may have to pay damages or stop using technology found to be in violation of a third party's rights. We may have to seek a license for the technology, which may not be available on reasonable terms, if at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. Defense of any lawsuit, the cost of any damages or settlements, failure to obtain any such required licenses or issuance of an injunction would increase our operating costs and may reduce our revenue.

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

        We use open source software in the software underlying our solutions and plan to use more open source software in the future. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes the claimants' intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights resulting from our use of open source software in accordance with the terms of the license under which we received such open source software. Use and distribution of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use, modification and distribution. If we combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software and license such proprietary software under the terms of the open source license for free or for a nominal fee. Open source license terms may be ambiguous and many of the risks associated with usage of open source software cannot be eliminated and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software or failed to comply with the terms of the open source licenses, in addition to the potential that we license modifications or derivative works we create under open source license terms, we may be subject to suits by licensors claiming infringement of intellectual property rights related to such open source software and required to re-engineer our software underlying our solution, discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis, take other remedial action that may divert resources away from our development efforts or be subject to an injunction or damage award or settlement, any of which could reduce our revenue or increase our operating costs.

If we are not able to integrate StrategicOne or any future acquisitions successfully, our operating results and prospects could be harmed.

        In January 2011, we acquired substantially all of the assets of StrategicOne and have begun to integrate its operations. In the future we may pursue additional acquisitions of businesses to complement our existing business. We cannot assure you that our acquisition of StrategicOne, or that any acquisition we make in the future, will provide us with the benefits we anticipated in entering into the transaction. Our acquisition of StrategicOne is, and any acquisitions we do in the future will be, accompanied by a number of risks, including:

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

        In addition, acquisitions may result in the incurrence of debt, restructuring charges and write-offs, such as write-offs of acquired in-process research and development. We also may not be able to recognize as revenue the deferred revenue of an acquired company. Acquisitions may result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. Furthermore, if we finance future acquisitions by issuing convertible debt or equity securities our existing stockholders may be diluted and earnings per share may decrease. To the extent we finance future acquisitions with debt, such debt could include financial or operational covenants that restrict our business operations.

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

Risks Relating to Ownership of Our Common Stock

Our stock price is volatile, and the value of an investment in our common stock may decline.

        An active public market for our shares may not continue to develop or be sustained. Shares of our common stock were sold in our initial public offering on April 29, 2010 at a price of $9.00 per share, and our common stock has subsequently traded as high as $11.24 and as low as $6.90. The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors affecting the trading price of our common stock include:

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

        In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or operating results. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our common stock. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management's attention and resources.

Future sales of shares by existing stockholders could cause our stock price to decline.

        If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of February 28, 2011, we had outstanding 17,819,257 shares of common stock. Contractual lock-up restrictions on the sale of approximately 11,467,160 million shares held by certain stockholders expired on December 1, 2010. In addition, as of February 28, 2011, 10,589 shares subject to our remaining outstanding warrants, 2,997,164 shares that are subject to outstanding options, 215,091 shares subject to outstanding restricted stock units and 878,462 shares reserved for future issuance under our equity plans, were eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

        Some of our existing stockholders have contractual demand or piggyback rights to require us to register with the SEC up to 5,336,038 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

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

        We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, which apply to us, may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and bylaws:

  •
  authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to thwart a takeover attempt;

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

Our management will continue to have broad discretion over the use of the proceeds raised in our recent initial public offering and might not apply the proceeds in ways that may enhance our operating results or the price of our common stock.

        Our management will continue to have broad discretion over the use of proceeds from our recent initial public offering, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the net proceeds of the initial public offering in ways that increase the value of your investment. On May 12, 2010, we used $1.9 million of the net proceeds from the initial public offering to retire all the outstanding debt under the revolving line of credit and the term loan with Comerica Bank. On January 28, 2011, we used approximately $4.9 million of the net proceeds from the initial public offering to acquire StrategicOne. We anticipate that we will use the remaining net proceeds from the initial public offering for general corporate purposes. We may use a portion of the proceeds to expand our business through acquisitions or investigations in other complimentary businesses, particularly those with similar clients and adjacent products or technologies, however, we have no agreements or commitments with respect to any acquisitions at this time. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds. You will not have the opportunity to influence our decisions on how the net proceeds of the initial public offering are used.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease office space for our corporate headquarters located in Austin, Texas. This lease expires in September 2013. We also lease additional office space in the San Francisco Bay Area of California and Washington, D.C. With the acquisition of StrategicOne, we acquired leases for small offices in Overland Park, Kansas and Lincoln, Nebraska. We believe our facilities are adequate for our current needs but we may add new facilities or expand our existing facilities as we add employees. We believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

        We are not currently involved in any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business.

Item 4.    (Removed and Reserved)

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our registration statement (Registration No. 333-164491) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on April 28, 2010. Our initial public offering was priced at $9.00 per share on April 28, 2010. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol "CNVO". The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by NASDAQ.

	High	Low
2010
Fourth Quarter	$9.84	$7.01
Third Quarter	9.57	7.00
Second Quarter (beginning April 29, 2010)	10.99	6.90

        On March 8, 2011, the last reported sales price of our common stock on the NASDAQ was $10.89 per share and, as of February 28, 2011, there were 179 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

        (a)   Recent Sales of Unregistered Securities

        From January 1, 2010 to July 12, 2010, the date we filed a Registration Statement on Form S-8 with regard to our equity incentive plans, we granted options to purchase 250,946 shares of our common stock under our 2009 Stock Incentive Plan with a weighted average exercise price of $8.77, vesting 1/4th on the one year anniversary of the vesting commencement date and then 1/36th per month thereafter. In addition, we issued 100,730 restricted stock units under our 2009 Stock Incentive Plan with a fair market value of $9.15 per share, which shares vest 1/4th on the one year anniversary of the May 26, 2010 vesting commencement date and then 1/3rd per year thereafter. From January 1, 2010 to July 12, 2010, certain of our employees exercised options to purchase 162,774 shares of our common stock pursuant to options issued under the Company's 1999 Stock Option/Stock Issuance Plan (the "1999 Plan"), the 2000 Stock Option Plan of GetActive (the "GetActive 2000 Plan") and the 2006 Equity Incentive Plan of GetActive (the "GetActive 2006 Plan") at a weighted average purchase price of $1.16 per share for an aggregate purchase price of $188,000. These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption provided in Rule 701 or Section 4(2) of the Securities Act of 1933, as amended.

        (b)   Use of Proceeds from Public Offerings of Common Stock

        On April 28, 2010, our registration statement on Form S-1 (File No. 333-164491) was declared effective for our initial public offering. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on April 29, 2010. On May 12, 2010, we used $1.9 million of the net proceeds from the initial public offering to retire all the outstanding debt under the revolving line of credit and the term loan with Comerica Bank. On January 28, 2011, we used approximately $4.9 million of the net proceeds from the initial public offering to acquire StrategicOne. We anticipate that we will use the remaining net proceeds from the initial public offering for general corporate purposes. We may also use a portion of the proceeds to expand our current business through acquisitions or investments in other complementary businesses, particularly those with similar clients and adjacent products or technologies, however, we have no agreements or commitments with respect to any acquisitions at this time. The amount and timing of what we actually spend may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations as well as the other factors described in the section titled "Risk Factors." Pending the use of the net proceeds from the initial public offering described above, we invested the funds in a registered money market account and in marketable securities.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,029,634	$3.72	198,980
Equity compensation plans not approved by security holders	—	—	—

Total	3,029,634	$3.72	198,980

Stock Performance Graph

COMPARISON OF 1 YEAR CUMULATIVE TOTAL RETURN*
Among Convio, Inc., the Russell 2000 Index
and the NASDAQ Computer Index

*
$100 invested on 4/29/10 in stock and 4/30/10 in index, including reinvestment of dividends. Fiscal year ending December 31.

Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        We have derived the following consolidated statements of operations data for 2010, 2009 and 2008 and consolidated balance sheet data as of December 31, 2010 and 2009 from our audited consolidated financial statements contained in this Annual Report on Form 10-K. We have derived the following consolidated statements of operations data for 2007 and 2006 and consolidated balance sheet data as of December 31, 2008, 2007 and 2006 from our audited consolidated financial statements not included in this Annual Report. You should read the consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes thereto and the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Subscription and services	$58,353	$54,900	$50,103	$38,754	$18,051
Usage	11,391	8,186	6,877	4,329	3,407

Total revenue	69,744	63,086	56,980	43,083	21,458
Cost of revenue(1)(2)	25,541	24,779	22,911	18,716	7,934

Gross profit	44,203	38,307	34,069	24,367	13,524
Operating expenses:
Sales and marketing(2)	22,468	21,556	21,432	19,428	12,171
Research and development(2)	10,552	10,041	8,754	7,189	3,488
General and administrative(2)	6,552	6,034	5,883	4,456	2,351
Amortization of other intangibles	857	1,400	1,452	1,271	—
Write off of deferred stock offering costs	—	—	1,524	—	—
Restructuring expenses	—	—	—	284	—

Total operating expenses	40,429	39,031	39,045	32,628	18,010

Income (loss) from operations	3,774	(724)	(4,976)	(8,261)	(4,486)
Interest income	61	6	115	279	138
Interest expense	(126)	(355)	(691)	(883)	(724)
Other income (expense)	45	(803)	1,808	(1,644)	93

Income (loss) before income taxes	3,754	(1,876)	(3,744)	(10,509)	(4,979)
Provision for income taxes	299	219	—	—	—

Net income (loss)	$3,455	$(2,095)	$(3,744)	$(10,509)	$(4,979)

Net income (loss) attributable to common stockholders (note 2):
Basic	$3,048	$(2,095)	$(3,744)	$(10,509)	$(4,978)
Diluted	$3,455	$(2,095)	$(3,744)	$(10,509)	$(4,978)
Net income (loss) per share attributable to common stockholders (note 2):
Basic	$0.22	$(0.29)	$(0.52)	$(1.69)	$(7.68)
Diluted	$0.20	$(0.29)	$(0.52)	$(1.69)	$(7.68)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	14,155	7,313	7,257	6,257	648
Diluted	17,517	7,313	7,257	6,257	648

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Other Operating Data:
Adjusted EBITDA(3)(unaudited)	$9,228	$6,581	$1,405	$(3,378)	$(3,450)
Net cash provided by (used in) operating activities	9,122	6,791	2,862	(1,225)	(1,211)

        The amounts shown above in the consolidated statements of operations data include amortization of acquired technology and stock-based compensation as follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
(1) Amortization of acquired technology:
Cost of revenue	$127	$1,016	$1,016	$887	$—
(2) Stock-based compensation:
Cost of revenue	$469	$583	$383	$164	$13
Sales and marketing	659	742	585	300	25
Research and development	357	343	235	85	4
General and administrative	563	834	353	142	23
(3)
We define Adjusted EBITDA as net income (loss) less interest income and gain (loss) on preferred stock warrant revaluation plus interest expense, provision for taxes, depreciation expense, amortization expense, stock-based compensation expense and acquisition related transaction costs. See further discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Financial Measures" below.

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,447	$16,662	$13,828	$14,600	$8,514
Restricted cash	1,248	—	—	—	—
Marketable securities	36,774	—	—	—	—
Working capital	44,184	2,379	(1,260)	322	(1,139)
Total assets	80,411	41,344	40,873	44,156	16,343
Preferred stock warrant liability	—	1,375	562	2,366	705
Long-term obligations, net of current portion	—	1,348	1,205	3,384	2,998
Convertible preferred stock	—	33,869	33,869	33,869	37,274
Total stockholders' equity (deficit)	58,414	(18,909)	(19,357)	(17,337)	(38,864)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a leading provider of on-demand constituent engagement solutions that enable nonprofit organizations, or NPOs, to more effectively raise funds, advocate for change and cultivate relationships with donors, activists, volunteers, alumni and other constituents. We serve approximately 1,400 NPOs of all sizes, and during 2010, our clients used our solutions to raise over $1.3 billion online and deliver over 4 billion emails to over 140 million email addresses to accomplish their missions.

        We were incorporated in Delaware in October 1999, and we offered our first commercially available online marketing solution in 2000. We acquired GetActive Software, Inc. in February 2007. Our integrated solutions now include our Convio Online Marketing platform, or COM, and Common Ground, our constituent relationship management application. COM enables NPOs to harness the full potential of the Internet and social media as new channels for constituent engagement and fundraising. Common Ground delivers next-generation donor management capabilities, integrates marketing activities across online and offline channels and is designed to increase operational efficiency. Our solutions are enhanced by a portfolio of value-added services tailored to our clients' specific needs.

        On January 28, 2011, we acquired StrategicOne, a privately-owned company, to strengthen our enterprise offering by adding the experience and expertise of a proven provider of data analytics, predictive modeling and other database marketing services to the company.

Our Business Approach

        We sell our solutions through a direct sales force complemented by our partner network. Our sales force is increasing its focus on acquiring a higher number of mid-market clients.

        Our revenue has increased to $69.7 million in 2010 from $21.5 million in 2006, and we generated net income of $3.5 million in 2010 compared to a net loss of $5.0 million in 2006. Our net cash provided by (used in) operations has increased to $9.1 million in 2010 from $(1.2) million in 2006. We recognize subscription and services revenue ratably over the term of our client agreements beginning on the date such products and services become available for use by the client, or the activation date. The terms of our agreements are typically three years for COM and one to two years for Common Ground.

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

        Pricing for Common Ground is based on the number of seats licensed. We typically do not derive revenue from deployment services for Common Ground as deployment activities are generally handled by third-party implementation providers. Common Ground is built on salesforce.com's Force.com platform. Common Ground clients enter into a license agreement with us and separately enter into a license agreement with salesforce.com for use of its solution.

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

Opportunities, Trends and Uncertainties

        We have noted several opportunities, trends and uncertainties that we believe are significant to an understanding of our financial results:

  •
  Increasing Adjusted EBITDA.  Our management and board of directors use Adjusted EBITDA to monitor the performance of our business. Our Adjusted EBITDA was $9.2 million, $6.6 million and $1.4 million in 2010, 2009 and 2008, respectively. The growth in Adjusted EBITDA in 2010 was the result of the growth in our revenue and the improved productivity and scale of our business, combined with cost-saving measures we introduced in 2009. We expect Adjusted EBITDA on an annual basis to continue to grow in absolute dollars, but we expect its growth as a percentage of revenue to be slower. Adjusted EBITDA is not determined in accordance with GAAP and is not a substitute for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see "Use of Non-GAAP Financial Measures" below.

  •
  Growth and investment in Common Ground.  We introduced Common Ground in the third quarter of 2008, targeted primarily at mid-market NPOs, and we believe this solution has been well received as new Common Ground clients grew 85% in 2010 over the prior year. In December 2010, we introduced the Common Ground online fundraising and marketing engine directly integrated with Common Ground. By adding online marketing and fundraising, nonprofits can manage all of their essential fundraising functions from one easy, yet powerful platform. As a result of our continued expansion of Common Ground and the growth in new Common Ground clients in 2010, we expect the number of our mid-market clients to increase, and we expect our revenue from these clients to grow in 2011. We intend to continue to invest significantly in Common Ground research and development and sales and marketing, especially as we expand Common Ground into the enterprise market. However, this solution is still relatively new, and it is difficult for us to predict whether NPOs will continue to adopt this solution or what impact it will have on our business. In addition, as we invest in significant upgrades or enhancements to our products to support Common Ground, we may incur additional costs to develop internal use software that are capitalized under the applicable accounting guidance. Our capitalization of software development costs in future periods could cause our financial results to fluctuate and be more difficult to predict.

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

  •
  Churn.  Our management uses churn to monitor the satisfaction of our clients, to evaluate the effectiveness of our business strategies and as a factor in executive compensation. We define churn as the amount of any lost software monthly recurring revenue and usage revenue in a period, divided by our software monthly recurring revenue at the beginning of the year plus our average usage revenue of the prior year. We had annual churn of 9.5% in 2010 which was lower than our annual churn in 2009 despite the retirement of our GetActive platform in December 2010, and, as previously reported, our annual churn in 2009 improved over 2008 despite the economic slowdown experienced during 2009. However, our churn is variable, and we cannot predict our churn rate in future periods. Our use of churn has limitations as an analytical tool, and you should not consider it in isolation. Other companies in our industry may calculate churn differently, which reduces its usefulness as a comparative measure.

Discussion of Financial Information

        The following discussion of our financial information is based upon our results of operations for the periods presented.

Revenue

        We derive revenue from sales of our solutions to clients and their usage of these solutions. Our subscription and services revenue is comprised of fees from clients licensing our on-demand software modules and purchasing our consulting and other professional services. Our usage revenue is derived from agreements in which we receive a percentage of funds raised in connection with special events and also from additional fees received for increased use of our COM solution.

        No single client accounted for more than 10% of our total revenue in 2010, 2009 or 2008. We derived approximately 19%, 22% and 22% of our total revenue from our top 10 clients in 2010, 2009 and 2008, respectively.

        Subscription and Services Revenue.    We derive a substantial amount of our revenue from multi-year subscription agreements with clients for licenses of our on-demand solutions. Substantially all of our agreements are for a fixed term. The terms of our agreements are typically three years for COM and one to two years for Common Ground. Generally, our agreements are also noncancellable although some of our agreements provide that our clients may terminate their agreements for convenience after a specified period of time. Some of our agreements also provide for the ability of a client to cancel its initial subscription for our solutions for performance-related reasons.

        For COM, we typically agree to fees based on the number of modules licensed, email list size and any related services. For Common Ground, we agree to fees based on the number of seats and modules purchased by the client. Subscription and services revenue is recognized ratably over the contract term beginning on the activation date.

        We typically do not invoice clients the full contract amount at the time of signing an agreement. Rather, we invoice our clients periodically based on the terms of our agreements. We recognize deferred revenue at the time of our invoicing a client and only with respect to the invoiced amount for such period.

        We also generate revenue from sales of our consulting and other services and recognize this revenue according to the manner of sale of the underlying services. If we sell our services with a subscription of on-demand software, we recognize the revenue derived from such services ratably over the term of the related agreement. When sold separately, we recognize the revenue derived from time-and-material contracts as the services are rendered, and we recognize the revenue derived from fixed price contracts as milestones are achieved and, if applicable, accepted by the client. With the addition of StrategicOne, we now provide data analytics, predictive modeling and other database marketing services that help nonprofits discover, analyze and act on information to more effectively attract new constituents, retain existing donors, reactivate lapsed supporters and steward each relationship to a higher level of engagement. We expect the revenue derived from our services to continue to increase on an absolute dollar basis as we grow our client base, and continue to develop our professional services.

        Usage Revenue.    We have agreements in which we charge a percentage of funds raised by clients from their special events such as runs, walks and rides. Usage revenue typically does not include a percentage of funds raised online that are unrelated to these special events. Usage revenue is determined when donations are made online and is recognized when reported and billed to the client, which is normally done on a monthly basis. Due to the seasonality of these special events, we recognize the majority of our usage revenue in the second and third quarters. The growth and amount of usage revenue vary based on the number of events, the percent of funds raised online for these events, the growth in the events and our signing of new clients for events.

        In addition to revenue from special events, we also derive usage revenue from increased use of our COM solution by our clients. We typically enter into subscription agreements that require payment of additional fees for usage of our COM solution above the levels included in the subscription fee set forth in the agreement. These fees are recognized when the usage amounts are reported and billed to clients.

Cost of Revenue

        Cost of revenue includes costs related to hosting our on-demand solutions and providing our services. These costs consist of the salaries, incentive payments, bonuses and stock-based compensation of our consulting, deployment, client support, client education and information technology personnel and their related travel expenses. These costs also include third-party datacenter hosting fees, outside service provider costs, depreciation expense related to the hosting of our datacenters and allocated overhead.

        In connection with our acquisition of GetActive, we recorded $3.0 million in acquired technology and we amortized this amount as cost of revenue on a straight-line basis over three years ending in February 2010. During 2010, we completed the migration of our former GetActive clients to our COM platform and we retired the GetActive platform in December 2010.

        Our cost of revenue has generally increased in absolute dollars, and we expect that it will continue to increase as we grow our client base, sell more COM to our clients, manage additional online activity by our clients, use more third-party service providers and grow our services business. We expect that increased sales of Common Ground will not materially increase cost of revenue because Common Ground is hosted on the Force.com platform and deployment services are typically provided by third parties. As our client base grows, we intend to invest additional resources in technology, infrastructure and personnel to deliver our solutions to support our clients. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

        Cost of revenue as a percentage of revenue will fluctuate from period to period based on the seasonality of our usage revenue, but we generally expect cost of revenue to decrease as a percentage of revenue over time as we gain economies of scale.

Operating Expenses

        Each operating expense category, including cost of revenue, reflects an overhead expense allocation. We allocate overhead such as rent, employee benefits, insurance and information technology costs and depreciation on equipment other than our equipment at our datacenters, to all departments based on relative headcount. We expect our aggregate overhead expense to increase in absolute dollars as we grow our business, increase headcount, occupy additional space and incur higher fees from employee benefit providers. Allocated overhead may also fluctuate in future periods if we are required to make payments under our self-insured benefit plans.

        Sales and Marketing.    Sales and marketing expenses consist of salaries, commissions, incentive payments, bonuses and stock-based compensation of our sales, marketing, account management and business development personnel. These expenses also include travel expenses, marketing programs, client events, corporate communications, partner referral fees and allocated overhead.

        We expense commissions in the period of a sale of our solutions. As we generally recognize revenue over the terms of our agreement, we incur commission expenses prior to recognizing the underlying revenue. As a result, our sales and marketing expenses have historically fluctuated as a percentage of revenue, and we expect such fluctuations to occur in the future.

        We expect our sales and marketing expenses to increase in absolute dollars as we sell more solutions and incur related commissions, continue to hire additional personnel in these areas and increase the level of marketing activities to grow our business and brand. We believe that sales and marketing expenses as a percentage of revenue will generally decrease as our revenue base grows, sales and marketing personnel become more effective and usage revenue and revenue from renewals and upsells increase.

        Research and Development.    Research and development expenses consist of salaries, incentive payments, bonuses and stock-based compensation of our software development and quality assurance personnel. We capitalize the costs to develop software for internal use (including the costs of developing our COM and Common Ground solutions) incurred during the application development stage as well as costs to develop significant upgrades or enhancements to existing internal use software. These costs are amortized on a straight-line basis over an estimated useful life of three years. Capitalized costs are recorded as part of property and equipment. Research and development costs that do not qualify for capitalization are expensed as they are incurred. We expect our research and development expenses to increase in absolute dollars and as a percentage of revenue as we continue to invest in new features, platform extensibility and Common Ground.

        General and Administrative Expenses.    General and administrative expenses consist of salaries, incentive payments, bonuses and stock-based compensation of our executive, finance and accounting, human resources and legal personnel. These expenses also include legal fees, audit and tax fees and other general corporate expenses. We expect general and administrative expenses to increase as we continue to add personnel and incur additional expenses as we grow our business and comply with the requirements of operating as a public company.

        Amortization of Other Intangibles.    Other intangible assets consist of customer relationships, tradenames and agreements not to compete acquired in connection with the GetActive acquisition. We recorded $9.0 million in other identifiable intangible assets in connection with the acquisition, and we amortize these amounts on a straight-line basis over their estimated useful lives as follows:

	Allocated Amount	Estimated Useful Life
	(in thousands)
Customer relationships	$7,007	9 years
Tradenames	1,850	3 years
Agreements not to compete	110	2 years

        The agreements not to compete were fully amortized in February 2009, and the tradenames were fully amortized in February 2010.

Critical Accounting Policies

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions management believes to be reasonable under the circumstances. Management could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from those estimates. To the extent that such differences are material, our future financial statement presentation, financial condition, results of operations and cash flows may be affected.

        In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application, while in other cases, management's judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that our significant accounting policies, which are described in note 2 to our audited financial statements, and the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. Our management has reviewed these critical accounting policies, our use of estimates and the related disclosures with our audit committee.

Revenue Recognition

        We derive our revenue from subscriptions, services and usage. We recognize revenue under the applicable accounting guidance, as prescribed in ASC Topic 985, for software revenue recognition. We provide our software as a service, and our subscription agreements do not provide clients the right to take possession of the software at any time. As an on-demand software provider, our arrangements do not contain general rights of return. We recognize revenue when all of the following conditions are met:

  •
  there is persuasive evidence of an arrangement;

  •
  the service has been provided to the client;

  •
  the collection of fees is reasonably assured; and

  •
  the amount of fees to be paid by the client is fixed or determinable.

        Subscription and services revenue is recognized ratably over the term of the agreement beginning on the activation date. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met.

        Services revenues, when sold with a subscription of our modules, do not qualify for separate accounting as we do not have objective and reliable evidence of fair value of the undelivered subscription service. Therefore, we recognize services revenue ratably over the term of the related subscription agreement.

        When we sell services other than with the subscription of our modules, we consider the following factors to determine the proper accounting:

  •
  availability of the services from other vendors;

  •
  whether objective and reliable evidence for fair value exists for the undelivered elements;

  •
  the nature of the services;

  •
  the timing of when the services agreement was signed in comparison to the subscription service start date; and

  •
  the contractual dependence of the subscription service on the client's satisfaction with the services.

        When we sell services other than with the subscription of our modules, we recognize revenue under time-and-material contracts as the services are rendered, and we recognize revenue from fixed price agreements as milestones are achieved and, if applicable, accepted by the client.

        Certain clients have agreements that provide for a percentage of donations received online through our modules to be paid to us in place of or in conjunction with the standard monthly subscription fee. In addition, certain clients have contracts which require payment of additional fees for usage above the levels included in their agreements. These additional fees are recognized as revenue when the usage amounts are determined and reported and billed to the client.

        In October 2009, the Financial Accounting Standards Board (FASB), released Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the currently existing criteria that objective and reliable evidence of fair value for undelivered products or services exist in order to be able to separately account for deliverables. We adopted ASU 2009-13 effective January 1, 2011 on a prospective basis for new arrangements entered into or arrangements materially modified after that date. See further discussion under "Recent Accounting Pronouncements" below.

Marketable Securities

        During 2010, we purchased $46.9 million of marketable securities. We follow authoritative guidance in determining the classification of and accounting for its marketable securities. Our marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest income based on the specific identification method. Fair value is determined based on quoted market prices or pricing models using current market rates.

        We review our available-for-sale investments as of the end of each reporting period for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has occurred, we assess whether we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery. If either of these two conditions is met, we recognize a charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If we do not intend to sell a security or it is not more likely than not that we will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recorded in accumulated other comprehensive loss.

Allowance for Doubtful Accounts

        Based on a review of the current status of our existing accounts receivable and historical collection experience, we have established an estimate of our allowance for doubtful accounts. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based on a consideration of the aging of the accounts receivable balances, historical write-off experience, current economic conditions and client-specific information. For those invoices not specifically reviewed, provisions are provided based on our collection history and current economic trends. As a result, if our actual collections are lower than expected, additional allowances for doubtful accounts may be needed and our future results of operations and cash flows could be negatively affected. Write-offs of accounts receivable and recoveries were insignificant during each of 2010, 2009 and 2008. A one percent change in our allowance for doubtful accounts would not have a material effect on our consolidated financial statements.

Research and Development

        We capitalize the costs to develop software for internal use (including the costs of developing the Company's COM and Common Ground solutions) incurred during the application development stage as well as costs to develop significant upgrades or enhancements to existing internal use software. Management performs reviews on a quarterly basis of current internal use software projects to determine if the costs associated with these projects qualify for capitalization under the applicable accounting standards. These costs are amortized on a straight-line basis over an estimated useful life of three years. Capitalized costs are recorded as part of property and equipment.

Valuation of Goodwill and Identifiable Intangible Assets

        We apply ASC Topic 350 in accounting for the valuation of goodwill and identifiable intangible assets. In accordance with this guidance, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The events and circumstances that we consider include deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. Because we operate in a single segment, we perform the impairment test at the consolidated entity level by comparing the estimated fair value of the company to the carrying value of the goodwill. Our goodwill impairment test requires the use of fair-value techniques which are inherently subjective.

        We determine fair value using a combination of the income approach, which utilizes a discounted cash flow model, and the market value approach. Both of these approaches are developed from the perspective of a market participant. Under the income approach, we calculate the fair value of the company unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue and earnings for comparable publicly-traded companies or comparable sales transactions of similar companies. The estimates and assumptions used in our calculations include revenue growth rates, expense growth rates, expected capital expenditures to determine projected cash flows, expected tax rates, and an estimated discount rate to determine present value of expected cash flows. These estimates are based on historical experiences, our projections of future operating activity and our weighted average cost of capital.

        Both of these approaches include inherent uncertainties. With the income approach there are uncertainties around our estimates of the future cash flows of our company; the most significant of which include our estimates of future revenue growth, operating expense growth, and projected cash flows from operations. In making these estimates, we have considered factors important to our business, including gross bookings, pricing, market penetration, competition, seasonality, and customer churn. With the market approach, uncertainties exist around future market valuations of comparable publicly-traded companies. Significant changes in these estimates or their related assumptions in the future for the income and market approaches could result in an impairment charge related to our goodwill.

        In addition, we periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life, using a two-step approach. The first step screens for impairment and, if impairment is indicated, we will employ a second step to measure the impairment. If we determine that an impairment has occurred, we will record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill and intangible assets are appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

Stock-Based Compensation

        On January 1, 2006, we adopted the provisions of the applicable guidance under ASC Topic 718 for share-based payment transactions. Under the provision of this guidance, stock-based compensation costs for employees is measured on the grant date, based on the estimated fair value of the award on that date, and is recognized as expense over the employee's requisite service period, which is generally over the vesting period, on a straight-line basis. We adopted this guidance using the prospective transition method. Under this transition method, non-vested option awards outstanding at January 1, 2006, continue to be accounted for under the minimum value method, and all awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of this guidance.

        Under the provisions of this guidance, we make a number of estimates and assumptions. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Actual results may differ substantially from these estimates. In valuing share-based awards under this guidance, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. Expected volatility of the stock is based on our peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding and is calculated based on historical information. In the future, as we gain historical data for volatility in our own stock and more data on the actual term employees hold our options, expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record.

Provision for Income Taxes

        We use the liability method of accounting for income taxes as set forth in the authoritative guidance for income taxes. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax bases of our assets and liabilities.

        In accordance with the guidance on accounting for uncertainty in income taxes, we are required to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities.

        We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. We evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

        We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2010 and 2009, there was no accrued interest or penalties.

Use of Non-GAAP Financial Measures

        We define Adjusted EBITDA as net income (loss) less interest income and gain (loss) on preferred stock warrant revaluation plus interest expense, provision for taxes, depreciation expense, amortization expense, stock-based compensation expense and acquisition related transaction costs. We have included Adjusted EBITDA in this prospectus because (i) we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in our industry as a measure of financial performance and (ii) our management uses Adjusted EBITDA to monitor the performance of our business.

        We also believe Adjusted EBITDA facilitates operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures affecting interest income and expense, tax positions, such as the impact of changes in effective tax rates, the impact of depreciation and amortization expense and the impact of items not directly resulting from our core operations.

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

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$3,455	$(2,095)	$(3,744)
Interest (income) expense, net	65	349	576
Depreciation and amortization	3,243	4,792	4,821
Stock-based compensation	2,048	2,502	1,556
(Gain) loss on warrant revaluation	15	814	(1,804)
Acquisition related transaction costs	103	—	—
Provision for income taxes	299	219	—

Adjusted EBITDA	$9,228	$6,581	$1,405

Results of Operations

        The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Statements of Operations Data:
Revenue:
Subscription and services	$58,353	$54,900	$50,103
Usage	11,391	8,186	6,877

Total revenue	69,744	63,086	56,980
Cost of revenue	25,541	24,779	22,911

Gross profit	44,203	38,307	34,069
Operating expenses:
Sales and marketing	22,468	21,556	21,432
Research and development	10,552	10,041	8,754
General and administrative	6,552	6,034	5,883
Amortization of other intangibles	857	1,400	1,452
Write-off of deferred stock offering costs	—	—	1,524

Total operating expenses	40,429	39,031	39,045

Income (loss) from operations	3,774	(724)	(4,976)
Interest income	61	6	115
Interest expense	(126)	(355)	(691)
Other income (expense)	45	(803)	1,808

Income (loss) before income taxes	3,754	(1,876)	(3,744)
Provision for income taxes	299	219	—

Net income (loss)	$3,455	$(2,095)	$(3,744)

Other Operating Data:
Adjusted EBITDA(1)(unaudited)	$9,228	$6,581	$1,405

(1)
We define Adjusted EBITDA as net income (loss) less interest income and gain (loss) on preferred stock warrant revaluation plus interest expense, provision for taxes, depreciation expense, amortization expense, stock-based compensation expense and acquisition related transaction costs.

        The following table sets forth our results of operations expressed as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Statements of Operations Data:
Revenue:
Subscription and services	84%	87%	88%
Usage	16	13	12

Total revenue	100	100	100
Cost of revenue	37	39	40

Gross margin	63	61	60
Operating expenses:
Sales and marketing	32	34	38
Research and development	15	16	15
General and administrative	10	10	10
Amortization of other intangibles	1	2	3
Write-off of deferred stock offering costs	—	—	3

Total operating expenses	58	62	69

Loss from operations	5	(1)	(9)
Interest income	0	0	0
Interest expense	(0)	(1)	(1)
Other income (expense)	0	(1)	3

Loss before income taxes	5	(3)	(7)

Provisions for income taxes	0	0	—

Net loss	5%	(3)%	(7)%

Other Operating Data:
Adjusted EBITDA(1) (unaudited)	13%	10%	2%

(1)
We define Adjusted EBITDA as net income (loss) less interest income and gain (loss) on preferred stock warrant revaluation plus interest expense, provision for taxes, depreciation expense, amortization expense, stock-based compensation expense and acquisition related transaction costs.

  Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 and Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        The following discussion of our results of operations is based upon actual results of operations for each of the years ended December 31, 2010, 2009 and 2008. Dollar information provided in the tables below is in thousands.

Revenue

	Year Ended December 31,
	2010	2009	2008
Subscription and services	$58,353	$54,900	$50,103
Percent of total revenue	83.7%	87.0%	87.9%
Usage	$11,391	$8,186	$6,877
Percent of total revenue	16.3%	13.0%	12.1%

  Subscription and Services Revenue

        2010 to 2009 Comparison.    Subscription and services revenue increased $3.5 million, or 6.3%, in 2010 as compared to 2009. The increase in our subscription and services revenue was attributable to an increase in revenue from existing clients of 8.8% and sales to new clients.

        2009 to 2008 Comparison.    Subscription and services revenue increased $4.8 million, or 9.6%, in 2009 as compared to 2008. The increase in our subscription and services revenue was attributable to an increase in revenue from existing clients of 11.3% and sales to new clients.

  Usage Revenue

        2010 to 2009 Comparison.    Usage revenue increased $3.2 million, or 39.2%, in 2010 as compared to 2009. The increase was attributable to a $2.9 million increase in revenue from special events and a $274,000 increase in additional fees for client usage above the levels included in monthly subscription fees.

        2009 to 2008 Comparison.    Usage revenue increased $1.3 million, or 19.0%, in 2009 as compared to 2008. The increase was attributable to a $1.1 million increase in revenue from special events and a $189,000 increase in additional fees for client usage above the levels included in monthly subscription fees.

Cost of Revenue

	Year Ended December 31,
	2010	2008	2009
Cost of revenue	$25,541	$24,779	$22,911

Gross profit	$44,203	$38,307	$34,069
Gross margin	63.4%	60.7%	59.8%

        2010 to 2009 Comparison.    Cost of revenue increased $762,000, or 3.1%, in 2010 as compared to 2009. The increase was due to a $1.2 million increase in personnel costs, a $332,000 increase in hosting and transaction costs, a $135,000 increase in equipment costs and a $120,000 increase in travel expense offset by an $889,000 decrease in amortization of intangible assets and a $139,000 decrease in depreciation expense. The increase in personnel costs was the result of increased services personnel in addition to providing merit increases to existing employees at the end of the first quarter of 2010. The increase in hosting and transaction fees was related to the corresponding increase in the volume of online transactions processed by outside service providers. The increase in equipment expense was attributable to increased maintenance and support agreements on the additional equipment placed in service. Amortization of acquired technology decreased as the related intangible assets became fully amortized in February 2010. The decrease in depreciation is due to assets purchased in 2007 to upgrade our servers becoming fully depreciated in 2010. Gross margins for 2010 were 63.4% compared to gross margins of 60.7% for 2009. This improvement in gross margins is driven primarily by the higher than expected increase in usage revenue, in addition to the decrease in amortization of acquired technology.

        2009 to 2008 Comparison.    Cost of revenue increased $1.9 million, or 8.3%, in 2009 as compared to 2008. The increase was due to an $840,000 increase in personnel costs, a $499,000 increase in allocated overhead, a $482,000 increase in contracting expense and a $168,000 increase in transaction fees. The increase in personnel costs was primarily attributable to a $545,000 increase in cash compensation, a $199,000 increase in stock-based compensation expense and a $165,000 increase in benefits expense as a result of increased services personnel, primarily related to GetActive migrations. The increase in allocated overhead was due to an increase in the relative headcount of our services personnel and a corresponding increase in aggregate overhead as a result of costs associated with our leasing additional office space in Austin, Texas, and Washington, D.C. The increase in contracting expense is primarily due to an increase in subcontracting to third party service partners. The increase in transaction fees was related to the corresponding increase in the volume of online transactions processed by outside service providers.

Sales and Marketing

	Year Ended December 31,
	2010	2009	2008
Sales and marketing	$22,468	$21,556	$21,432
Percent of total revenue	32.2%	34.2%	37.6%

        2010 to 2009 Comparison.    Sales and marketing expenses increased $912,000, or 4.2%, in 2010 as compared to 2009. The increase was primarily attributable to a $496,000 increase in personnel expense, a $244,000 increase in marketing expense, a $182,000 increase in travel expense and a $50,000 increase in sponsorships, partially offset by a $114,000 decrease in contracting expense. The increase in personnel costs was primarily due to a $316,000 increase in salaries and bonuses and a $130,000 increase in payroll taxes and benefits as a result of increased sales and marketing headcount as well as a $132,000 increase in commission expense, partially offset by an $83,000 decrease in stock based compensation. The increase in commission expense was driven primarily by the five large enterprise transactions that closed during 2010 compared three large enterprise transactions during 2009. The increase in marketing expense was related to an increase in market research and marketing programs in 2010 in order to drive new client acquisitions, including an increase in our annual client conference costs, as well as marketing for Common Ground and Convio Go!. The increase in travel expense is related to the increase in headcount. The increase in donations is related to an increase in various sponsorships during 2010.

        2009 to 2008 Comparison.    Sales and marketing expenses increased $124,000, or 0.7%, in 2009 as compared to 2008. The increase was attributable to a $379,000 increase in marketing expense and a $168,000 increase in allocated overhead offset by a $78,000 decrease in personnel costs, a $176,000 decrease in travel and entertainment expense and a $138,000 decrease in recruiting and relocation costs. The increase in marketing expense was related to an increase in market research and marketing programs in 2009 in order to drive new client acquisitions as well as marketing for Common Ground and Convio Go!. The increase in allocated overhead was the result of the increase in our aggregate overhead costs. The decrease in personnel costs was attributable to a $409,000 decrease in cash compensation offset by a $158,000 increase in stock-based compensation expense, a $100,000 increase in benefits as a result of higher fees from employee benefit providers and a $73,000 increase in payroll taxes. The decrease in cash compensation was primarily due to a decrease in commission expense resulting from a change in our commission plan structure in 2009. The decrease in travel and entertainment expense resulted from general cost-saving initiatives implemented during 2009.

Recruiting and relocation costs were higher in 2008 as compared to 2009 due to the recruitment and relocation of our chief marketing officer in 2008.

Research and Development

	Year Ended December 31,
	2010	2009	2008
Research and development	$10,552	$10,041	$8,754
Percent of total revenue	15.1%	15.9%	15.4%

        2010 to 2009 Comparison.    Research and development expenses increased $511,000, or 5.1%, in 2010 as compared to 2009. The increase was primarily attributable to a $1.4 million increase in personnel costs, a $122,000 increase in allocated overhead, a $35,000 increase in software licensing and maintenance fees and a $33,000 increase in travel expense, partially offset by a $279,000 decrease in contracting expense, all of which were a result of the decrease in our India-based contractors offset by a corresponding increase in full-time headcount. Personnel costs also increased as a result of providing merit increases to existing employees at the end of the first quarter of 2010. In addition, research and development expenses of $937,000 that were incurred to upgrade and enhance our internal use software during 2010 were capitalized whereas there were no costs incurred during 2009 that qualified for capitalization. The amount of capitalized software was offset by amortization of capitalized software of $96,000 during 2010.

        2009 to 2008 Comparison.    Research and development expenses increased $1.3 million, or 14.9%, in 2009 as compared to 2008. The increase was attributable to a $1.3 million increase in personnel costs and a $354,000 increase in allocated overhead offset by a $279,000 decrease in contracting expense. The increase in personnel costs was attributable to an $875,000 increase in cash compensation, a $174,000 increase in benefits, a $118,000 increase in payroll taxes and a $108,000 increase in stock-based compensation, all of which was due to an increase in personnel. The increase in allocated overhead was due to an increase in the relative number of research and development personnel and a corresponding increase in aggregate overhead. The decrease in contractor fees is attributable to the termination of our offshore India-based independent contractors which we replaced with personnel in Austin.

General and Administrative

	Year Ended December 31,
	2010	2009	2008
General and administrative	$6,552	$6,034	$5,883
Percent of total revenue	9.4%	9.6%	10.3%

        2010 to 2009 Comparison.    General and administrative expenses increased $518,000, or 8.6%, in 2010 as compared to 2009. The increase was due primarily to a $509,000 increase in contracting expense, a $78,000 increase in travel expenses, a $65,000 increase in charitable contributions, a $60,000 increase in miscellaneous administrative costs and a $48,000 increase in non-capitalized software expense, partially offset by a $229,000 decrease in personnel costs and a $49,000 decrease in bad debt expense. The increase in contracting expense was attributable to increased costs as a result of becoming a public company, including increased audit, tax and legal fees, an increase in Sarbanes-Oxley compliance fees, an increase in stock transfer agent fees and an increase in fees for external executive compensation consultants. The increase in travel expenses was related to increased travel for investor meetings and financial conferences by the executives as we transition to being a public company. The increase in charitable donations was the result of a program the Company put in place during the first quarter of 2010 to match donations to Haitian relief efforts made by our employees as well as an expansion of our Convio Cares grant program. The increase in miscellaneous administrative costs was primarily due to fees associated with becoming a public company, including NASDAQ listing and other investor relations fees. The increase in non-capitalized software expense is related to an increase in our stock option administration software fees as a result of moving to a public company platform. The decrease in personnel costs was attributable to a $270,000 decrease in stock based compensation expense partially offset by a $41,000 increase in salaries and bonuses as a result of providing merit increases to existing employees at the end of the first quarter of 2010. The decrease in bad debt expense was the result of an improvement in our days sales outstanding.

        2009 to 2008 Comparison.    General and administrative expenses increased $151,000, or 2.6%, in 2009 as compared to 2008. The increase was due primarily to a $435,000 increase in personnel costs offset by a $235,000 decrease in bad debt expense. The increase in personnel costs was attributable to a $480,000 increase in stock-based compensation and a $52,000 increase in benefits expense offset by an $87,000 decrease in cash compensation as a result of reduced bonuses in 2009. The decrease in bad debt expense is related to normal operations. Bad debt expense as a percentage of revenue decreased by less than 1% to 0.4% of revenue.

Amortization of Other Intangibles

	Year Ended December 31,
	2010	2009	2008
Amortization of other intangibles	$857	$1,400	$1,452
Percent of total revenue	1.2%	2.2%	2.5%

        These amounts represent the amortization of intangibles recorded in connection with our acquisition of GetActive in February 2007 and are being amortized on a straight-line basis over the estimated useful lives. Amortization of other intangibles decreased by $543,000 from 2009 to 2010 as a portion of the related intangible assets became fully amortized in February 2010.

Write-off of Deferred Stock Offering Costs

	Year Ended December 31,
	2010	2009	2008
Write-off of deferred stock offering costs	$—	$—	$1,524
Percent of total revenue	—%	—%	2.7%

        In August 2008, we withdrew our Form S-1 Registration Statement on file with the Securities and Exchange Commission due to weak market conditions. As a result, $1.5 million of prepaid stock offering costs were written off in August 2008. These costs consisted primarily of legal and accounting fees incurred in connection with the drafting, review and filing of the Form S-1.

Interest Income (Expense)

	Year Ended December 31,
	2010	2009	2008
Interest income	$61	$6	$115
Interest expense	(126)	(355)	(691)

Total interest income (expense)	(65)	(349)	$(576)
Percent of total revenue	(0.1)%	(0.6)%	(1.0)%

        2010 to 2009 Comparison.    Interest income increased $55,000, or 917%, in 2010 as compared to 2009 due to the interest income earned on the proceeds of our initial public offering. Interest expense decreased $229,000, or 64.5%, in 2010 as compared to 2009 due to the decrease in our average outstanding debt as a result of repaying the balance of our line of credit with Comerica with a portion of the proceeds from our initial public offering.

        2009 to 2008 Comparison.    Interest income decreased $109,000, or 94.8%, in 2009 as compared to 2008 due to the decrease in interest rates during 2009. Interest expense decreased $336,000, or 48.6%, in 2009 as compared to 2008. The decrease was due to a decrease in our average outstanding debt.

Other Income (Expense)

	Year Ended December 31,
	2010	2009	2008
Other income (expense)	$45	$(803)	$1,808
Percent of total revenue	0.1%	(1.3)%	3.2%

        In 2010, other income (expense) was comprised primarily of a $53,000 gain on the disposal of certain fixed assets as well as the expense incurred with respect to the change in fair value of our convertible preferred stock warrants issued in 2005. We recorded expense of $15,000 and $814,000 in 2010 and 2009, respectively, as the liability with respect to the warrants increased, and we recorded the corresponding increase in fair value. In 2008, we recorded income of $1.8 million as the liability with respect to the warrants decreased, and we recorded the corresponding decrease in fair value. Upon the closing of our initial public offering on May 4, 2010, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital.

Income Taxes

	Year Ended December 31,
	2010	2009	2008
Provision for income taxes	$299	$219	$—
Percent of total revenue	0.4%	0.3%	—%

        We recorded a provision for federal alternative minimum taxes and state income taxes totaling $299,000, $219,000 and zero for 2010, 2009 and 2008, respectively. Our effective tax rate varies from the U.S. federal tax rate primarily due to the utilization of previously reserved deferred tax assets. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, we have provided a full valuation allowance against our deferred tax assets as we believe the objective and verifiable evidence of our historical pretax net losses outweighs the positive evidence of our pre-tax income for 2010 and forecasted future results.

        Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. We will continue to monitor the positive and negative evidence and we will adjust the valuation allowance as sufficient objective positive evidence becomes available.

Recent Events

        On January 28, 2011, we acquired StrategicOne, a privately-owned company, to strengthen our enterprise offering by adding the experience and expertise of a proven provider of data analytics, predictive modeling and other database marketing services to the company.

        StrategicOne was acquired for approximately $4,916,000 in cash. In addition, we have agreed to deliver up to 50,000 shares of Convio and pay up to $1,300,000 in additional cash consideration over the next three years upon the achievement by the entity of certain milestone-based objectives, the payment of which are guaranteed by Convio in the event that such milestone based objectives are achieved.

        We will record the purchase of StrategicOne using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of StrategicOne's operations will be included in our consolidated results of operations beginning with the date of the acquisition. We are currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed and will complete the purchase price allocation in the first quarter of 2011.

Liquidity and Capital Resources

        Prior to our initial public offering, we financed our operations and met our capital expenditure requirements primarily through the private sale of equity securities and debt financings. Since we became cash flow positive in 2009, a material driver of liquidity has been cash flow from operations offset by capital expenditures. As of December 31, 2010, we had $18.4 million of cash and cash equivalents, $36.8 million of marketable securities and $60.1 million of working capital excluding deferred revenue. As of December 31, 2010, we had an accumulated deficit of $52.8 million. We funded this deficit from $47.4 million in net proceeds raised from the sale of our preferred stock. We last sold shares of our preferred stock in April 2007. On May 4, 2010, we completed an initial public offering of our stock which included 3,789,527 shares sold by us. In addition, the underwriters exercised their option to purchase an additional 769,909 shares from us to cover over-allotments. After deducting the payment of underwriters' discounts and commissions and offering costs, the net proceeds from the sale of shares were approximately $35.9 million.

        The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net cash provided by (used in) operating activities	$9,122	$6,791	$2,862
Net cash used in investing activities	(41,723)	(1,749)	(2,162)
Net cash provided by (used in) financing activities	34,386	(2,208)	(1,472)
Cash and cash equivalents (end of period)	18,447	16,662	13,828

Net Cash Provided By (Used In) Operating Activities

        In 2010, we generated $9.1 million of cash from operating activities, which consisted of our net income of $3.5 million, adjusted for non-cash charges of $5.3 million. In addition, cash inflows of $1.9 million from changes in operating assets and liabilities included a decrease in accounts receivable of $989,000 as a result of a nine day improvement in our days sales outstanding, a $240,000 decrease in prepaid expenses and other assets and a $630,000 increase in accounts payable and accrued liabilities as a result of an increase in our 2010 bonus accrual as compared to 2009, our increased provision for income taxes based on our increased earnings in 2010 as compared to 2009 and an increase in our accrual for incurred but not reported insurance claims as we transitioned from a fully insured health benefit plan in 2009 to a partially self-insured plan in 2010. Cash outflows of $1.4 million from changes in operating liabilities included a decrease in deferred revenue of $1.4 million as a result of the timing of transactions, a shift from annual to quarterly billings and various sales promotions offered during 2009 and 2010 which resulted in deferred payments.

        In 2009, we generated $6.8 million of cash from operating activities, which consisted of our net loss of $2.1 million, offset by non-cash charges of $8.1 million. In addition, cash outflows from changes in operating assets included an increase in accounts receivable of $263,000 from increased sales activities near the end of the year and a $419,000 increase in prepaid expenses as a result of increased rent related to the new Washington D.C. office lease and the additional space taken effective January 1, 2009 in Austin as well as deferred stock offering costs paid during December of 2009. Cash inflows from changes in operating liabilities included an increase in accounts payable and accrued liabilities of $921,000 due to the overall growth in our business expenses and timing of payments and an increase in deferred revenue of $538,000 resulting from the increase in our client base and timing of transactions.

        In 2008, we generated $2.9 million of cash from operating activities, which consisted of our net loss of $3.7 million, offset by non-cash charges of $4.6 million. In addition, cash outflows from changes in operating assets included an increase in accounts receivable of $1.3 million driven by sales activities and revenue growth from 2007 to 2008. Cash inflows from changes in operating assets and liabilities included a decrease in prepaid expenses of $1.2 million, resulting primarily from the write off of deferred stock offering costs in conjunction with the withdrawal of our Registration Statement on Form S-1 in August of 2008 and an increase in deferred revenue of $2.1 million resulting from the increase in our client base and timing of transactions.

Net Cash Used In Investing Activities

        Net cash used in investing activities increased $40.0 million from $1.7 million in 2009 to $41.7 million in 2010. The increase is driven primarily by net purchases of marketable securities of $37.0 million and a $1.2 million increase in restricted cash related to our letters of credit that we cash secured in July 2010 for the benefit of the landlords of our Austin, Texas and Washington D.C. offices, in addition to the capitalization of $937,000 of software development costs incurred to upgrade and enhance our internal use software during 2010 and a $825,000 increase in capital expenditures.

        Net cash used in investing activities decreased $413,000 in 2009 compared to 2008 as a result of a $413,000 decrease in capital expenditures in 2009.

Net Cash Provided By (Used In) Financing Activities

        During 2010, we generated $34.4 million of cash from financing activities which consisted primarily of the net proceeds we received from the sale of stock in our initial public offering of $35.9 million and $695,000 in proceeds we received from the issuance of common stock upon the exercise of stock options, partially offset by $2.2 million used to repay our line of credit with Comerica.

        Net cash used in financing activities increased $736,000 in 2009 compared to 2008 as a result of a $1.2 million decrease in proceeds received from long-term debt partially offset by a decrease in payments made on long-term debt and capital leases of $536,000.

Capital Resources

        On May 4, 2010, we closed our initial public offering raising net proceeds of approximately $35.9 million after deducting underwriting discounts and commissions and offering costs. We generated positive cash flows from operations in 2010, 2009 and 2008 and we expect to do so in 2011. We believe that our cash flows from operations and our current cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may elect to raise additional capital through the sale of additional equity or debt securities or obtain a credit facility to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we elect, additional financing may not be available in amounts or on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Contractual Obligations and Commitments

        We generally do not enter into long-term purchase commitments. Our principal commitments, in addition to those related to our credit facilities discussed below, consist of obligations under capital leases for equipment and furniture, operating leases for office space and fees for third-party datacenters. The following table summarizes our commitments and contractual obligations as of December 31, 2010:

	Payments Due by Period as of December 31, 2010
	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total
	(in thousands)
Contractual Obligations:
Operating leases	$2,104	$3,864	$1,579	$3,048	$10,595
Capital leases	17	—	—	—	17
Third-party datacenter fees	614	—	—	—	614

Total	$2,735	$3,864	$1,579	$3,048	$11,226

        In February 2010, we entered into an office building lease pursuant to which we will lease approximately 6,185 square feet in an office facility located in Emeryville, California. The lease has a term of sixty-three months. The lease agreement contains escalating rent payments, which may be adjusted for component charges, taxes, insurance and maintenance related to the property. As a result of this new lease agreement, future minimum payments under operating lease obligations will increase by $131,000 in 2011, $362,000 in 2012 to 2013, $384,000 in 2014 to 2015 and $100,000 thereafter assuming an expected rental commencement date of April 15, 2011.

Credit Facilities

        On May 12, 2010, subsequent to the closing of our initial public offering, we paid approximately $1.9 million to our principal lender, Comerica Bank, in satisfaction of the remaining balance on our line of credit. In July 2010, we cancelled the line of credit.

        In conjunction with the April 3, 2009 execution of the Washington D.C. operating lease, we were required to provide a $350,000 standby letter of credit with Comerica for the benefit of the landlord to secure the office space per the lease agreement. In addition, we also had a standby letter of credit for the benefit of the landlord of our Austin, Texas facility, which was reduced in accordance with the terms of the lease to approximately $898,000 in June 2010, resulting in total standby letters of credit of approximately $1,248,000. In July, upon cancellation of the line of credit with Comerica, we entered into a pledge agreement with Comerica to cash secure the letters of credit. The pledge agreement requires that we maintain a minimum cash balance of $1,248,000 in a money market account with the bank and such amount is classified as restricted cash on the balance sheet. As of December 31, 2010 and 2009, we had outstanding letters of credit in the amount of $1,248,000 and $2,634,000, respectively.

Off-Balance Sheet Arrangements

        During 2010, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

        In October 2009, the FASB released ASU 2009-13 which amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the currently existing criteria that objective and reliable evidence of fair value for undelivered products or services exist in order to be able to separately account for deliverables. Additionally, ASU 2009-13 provides for elimination of the use of the residual method of allocating arrangement consideration and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables that can be accounted for separately based on their relative selling price. A hierarchy for estimating such selling price is included in the update.

        We adopted ASU 2009-13 effective January 1, 2011 on a prospective basis for new arrangements entered into or arrangements materially modified after that date. Under the new revenue recognition rules, we account for services separately from subscriptions when each is sold in one arrangement. In accordance with ASU 2009-13, we will allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (VSOE), if available, third-party evidence of selling price (TPE), if VSOE is not available, or best estimated selling price (BESP), if neither VSOE or TPE is available. We have been unable to establish VSOE or TPE for the elements included in our multiple-element sales arrangements. Therefore, we have established the BESP for each element primarily by considering the average price of actual sales of services when sold on a standalone basis, the number of modules purchased and the expected usage by the client over their subscription term, as well as other factors, including but not limited to management's pricing practices. Revenue allocated to the subscription is recognized over the subscription term and revenue allocated to services is recognized as the services are completed. We will continue to recognize revenue on all services sold together with a subscription entered into prior to January 1, 2011 ratably over the subscription period. While we expect services revenue to increase due to the earlier recognition of services revenue upon completion of work, instead of ratably over the subscription term, we are not able to reasonably estimate the amount of increase in revenue as the impact will depend on the nature and the size of service arrangements entered into or materially modified after January 1, 2011.

        In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. We did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2010.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        We had cash and cash equivalents of $18.4 million, $16.7 million and $13.8 million at December 31, 2010, 2009 and 2008, respectively. These amounts are held primarily in cash, money market funds and commercial paper. In addition we had marketable securities of $36.8 million at

December 31, 2010 which were primarily held in U.S. government agency bonds, corporate bonds and commercial paper. We do not hold any auction-rate securities. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in 2010, our interest income would not have been materially affected.

        Our exposure to interest rates also relates to the increase or decrease in the amount of interest paid on our outstanding debt. Outstanding borrowings under our term loan and line of credit bore a variable rate of interest based upon the LIBOR rate adjusted monthly. On May 12, 2010, subsequent to the closing of our initial public offering, we paid approximately $1.9 million to our principal lender, Comerica Bank, in satisfaction of the remaining balance on our line of credit. As of December 31, 2010, we had no outstanding debt agreements. If overall interest rates had increased by 10% in 2010, our interest expense would not have been materially affected.

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

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial

Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. This report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 and an attestation report of our independent registered public accounting firm will be required based on our market capitalization at December 31, 2010. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management's ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        Our executive officers, key employees and directors and their ages and positions as of February 28, 2011 are as follows:

Name	Age	Position
Gene Austin*	52	Chairman of the Board of Directors, Chief Executive Officer and President
James R. Offerdahl*	54	Chief Financial Officer and Vice President of Administration
Vinay K. Bhagat*	41	Chief Strategy Officer and Director
David G. Hart*	53	Chief Technology Officer
Sara E. Spivey*	50	Chief Marketing Officer
Randall N. Potts*	56	Vice President of Sales
Marc K. Cannon*	51	Vice President of Services
Thomas J. Krackeler*	39	Vice President of Common Ground
Gary G. Allison, Jr.**	45	Vice President of Engineering
B. Hayden Stewart**	52	Vice President of Information Technology
Angela G. McDermott**	51	Vice President of Human Resources
William G. Bock(1)(3)	60	Director
Sheeraz D. Haji	38	Director
Christopher B. Hollenbeck(1)(3)	43	Director
M. Scott Irwin(2)	36	Director
Kristen L. Magnuson(2)(3)	54	Director
George H. Spencer III(2)(3)	47	Director

*
Executive officer

**
Key employee

(1)
Member of the compensation committee.

(2)
Member of the audit committee.

(3)
Member of the nominating and governance committee.

        Each of our executive officers serves until the earlier of their resignation, removal, replacement or their death.

        Gene Austin has served as our Chief Executive Officer and as a member of our board of directors since July 2003, as President since February 2008 and as a Chairman of the Board of Directors since January 2010. From July 2001 to March 2003, Mr. Austin served as Vice President and General Manager of the Enterprise Data Management unit of BMC Software, Inc., a provider of enterprise management solutions. From 1999 to 2001, Mr. Austin served as Vice President and General Manager of Internet Server Products at Dell, Inc., a computer manufacturer. From 1996 to 1999, Mr. Austin served as Senior Vice President of Sales and Marketing at CareerBuilder, Inc., a software as a service company focused on internet based recruiting. Mr. Austin holds a B.S. in Engineering Management from Southern Methodist University in Dallas and an M.B.A. from the Olin School of Business at Washington University in St. Louis.

        James R. Offerdahl has served as our Chief Financial Officer and Vice President of Administration since February 2005. From August 2001 to April 2004, Mr. Offerdahl was President and Chief Executive Officer of Traq-Wireless, Inc., a provider of on-demand mobile resource management software and services to enterprises. From 1998 to 2001, Mr. Offerdahl served as Chief Operating

Officer and Chief Financial Officer of Pervasive Software, Inc., a developer and marketer of data management solutions for independent software vendors, and as Chief Financial Officer from 1996 to 1998. From 1993 to 1996, Mr. Offerdahl served as Chief Financial Officer and Vice President of Administration of Tivoli Systems, Inc., a developer and marketer of systems management software, which was acquired by International Business Machines in March 1996. Mr. Offerdahl holds a B.S. in Accounting from Illinois State University and an M.B.A. in Management and Finance from The University of Texas at Austin.

        Vinay K. Bhagat co-founded our company and served as Chairman of our board of directors from 1999 to January 2010. Since July 2003, Mr. Bhagat has served as our Chief Strategy Officer. From October 1999 to July 2003, Mr. Bhagat served as our Chief Executive Officer. From 1998 to 1999, Mr. Bhagat was Director of E-Commerce at Trilogy Software, Inc., an e-commerce applications company. From 1993 to 1996, Mr. Bhagat worked as a consultant at Bain & Company, a leading strategic management consulting firm. Mr. Bhagat holds an M.A. from Cambridge University in Electrical and Information Sciences, an M.S. in Engineering Economic Systems from Stanford University and an M.B.A. from Harvard Business School.

        David G. Hart has served as our Chief Technology Officer since February 2008. From March 2000 to February 2008, Mr. Hart served as our Vice President, Products and Operations. From 1998 to 2000, Mr. Hart served as Consulting Engineer for Tivoli Systems, Inc. and as Development Director from 1995 to 1998. Mr. Hart holds a B.A. in Mathematics from Brown University and an M.S. in Software Engineering from The University of Texas at Austin.

        Sara E. Spivey has served as our Chief Marketing Officer since December 2008. From August 2007 through September 2008, Ms. Spivey served as Vice President, Marketing for rPath, Inc., a start-up in the virtualization software market, where she was responsible for product management, product marketing, marketing communications and business development. From August 2005 to August 2007, Ms. Spivey was Vice President, Worldwide Sales, Strategic Account Alliance Development for Advanced Micro Devices, Inc., a semiconductor company. There she was responsible for key relationships with Advanced Micro Devices, Inc.'s top five accounts and worked with both client and internal account teams to develop long term strategic growth strategies and tactics. From January 2002 through July 2005, Ms. Spivey served as an independent marketing consultant for technology companies specializing in marketing strategy, positioning and messaging, demand generation and business development. Prior to 2002, Ms. Spivey served twelve years in a variety of sales and marketing roles, including Vice President of Marketing at Quantum Corporation, a storage solutions company. Ms. Spivey holds a B.A. from the University of California at Davis in Economics and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth.

        Randall N. Potts has served as our Vice President of Sales since September 2003. From October 2002 to September 2003, Mr. Potts consulted as Vice President of Sales for Entrieva, Inc., a provider of advertising software technology solutions. From 1999 to 2002, Mr. Potts was Vice President of Sales of CareerBuilder, Inc., an employment search provider, and as Director of Central Region from 1997 to 1999. From 1995 to 1997, Mr. Potts was Director of North American Sales and Marketing for a division of Platinum Technology Inc., a provider of data management software. From 1989 to 1995, Mr. Potts served in various sales roles for Legent Corporation. From February 1987 to September 1989, Mr. Potts was an Account Executive for International Business Machines Corporation's Science Research Associates Business Unit. Mr. Potts holds a B.B.A. in Petroleum Land Management from The University of Texas at Austin.

        Marc K. Cannon has served as our Vice President of Services since March 2009. From August 2007 through March 2009, Mr. Cannon served as Vice President of Worldwide Services at Adobe Systems, Inc., a multimedia and creativity software company, where he was responsible for new business and delivery of solutions leveraging Adobe's productivity, creative, and rich internet application technologies to Fortune 500 clients. From May 2005 through August 2007, Mr. Cannon was the Vice President of Worldwide Services at Autodesk, Inc., a design and engineering company, where he was responsible for selling and delivering complex design and visualization services. From August 2002 through May 2005, Mr. Cannon served as Vice President of Worldwide Services and Support at think3, Inc., a manufacturer of computer aided design and life cycle management technology, where he was responsible for services sales, delivery, and customer care. Prior to 2002, Mr. Cannon spent 15 years at Accenture Ltd., a consulting firm, and Cadence Design Systems Inc., a provider of services and software to the electronic design industry, in a variety of executive services positions. Mr. Cannon holds a B.S. in Electrical Engineering from Boston University and an M.B.A. from San Diego State University.

        Thomas J. Krackeler has served as our Vice President of Common Ground since July 2008. From February 2007 to July 2008, Mr. Krackeler served as our Vice President of Product Management. From April 2004 to February 2007, Mr. Krackeler served as Senior Vice President of Products at GetActive. Mr. Krackeler served as GetActive's Vice President of Products from December 2001 to April 2004 and Director of Product Management from April 2000 to December 2001. From 1998 to 2000, Mr. Krackeler served as a Senior Web Developer at Environmental Defense Fund, a nonprofit organization. From 1994 to 1996, Mr. Krackeler was a consultant with Accenture Ltd. Mr. Krackeler holds a B.A. in Political Science and Philosophy from Duke University and an M.P.P. in Public Policy from the University of California, Berkeley.

        Gary G. Allison, Jr. has served as our Vice President of Engineering since May 2007. From February 2004 to April 2007, Mr. Allison served as Senior Vice President, Software Development, Data Center Operations, and Customer Service at Simdesk Technologies, Inc., a provider of web-based software. He led a team and had overall responsibility for architecture, development and delivery of Simdesk's worldwide on-demand product and Simdesk's data center. From 1997 to 2003, Mr. Allison served as Vice President of Engineering and Customer Service at Pervasive Software Inc., a supplier of embedded database products, where he was responsible for product engineering. Mr. Allison holds a B.S. in Computer Science from Texas A&M University and an M.S. in Software Engineering from University of Houston Clear Lake.

        B. Hayden Stewart has served as our Vice President of Information Technology Operations since January 2007. He served as our Director of Information Technology from March 2005 to December 2006. From June 2004 to February 2005, Mr. Stewart served as Principal at Lone Star Associates, a business and technology consulting firm. From February 2003 to June 2004, Mr. Stewart served as a Senior Director, Field Technical Services for Forgent Networks, Inc., a software manufacturer specializing in scheduling and meeting automation. From 1999 to 2002, Mr. Stewart served as Vice President of Engineering at TriActive, Inc., a systems management software manufacturer. From October 1997 to 1999, Mr. Stewart served first as the Director, Information Systems, Purchasing, Facilities and then as Vice President of Customer Engineering for Pervasive Software, Inc. Mr. Stewart holds a B.B.A. in Computer Information Systems from Southwest Texas State University.

        Angela G. McDermott has served as our Vice President of Human Resources since February 2006. From 2002 to February 2006, Dr. McDermott founded and was President of McDermott Consulting, a leadership development firm specializing in executive coaching, organization development, and team building. From 1995 to 2001, Dr. McDermott served in various leadership development roles at Dell, Inc. including management development at Dell University, executive development, and field assignments in product development. Dr. McDermott holds a B.S., an M.A. and a Ph.D. in Industrial/Organizational Psychology from the University of Houston.

        William G. Bock has been a member of our board of directors since January 2008. Since November 2006, Mr. Bock has served as Senior Vice President and Chief Financial Officer of Silicon Laboratories Inc., an integrated circuit technology company. Mr. Bock joined Silicon Laboratories

(NASDAQ: SLAB) as a director in March 2000, and served as Chairman of the Audit Committee until November 2006 before he resigned from the Board to serve in his current role. From April 2002 to November 2006, Mr. Bock was a partner of CenterPoint Ventures, a venture capital firm. From April 2001 to March 2002, Mr. Bock served as a partner of Verity Ventures, a venture capital firm. From June 1999 to March 2001, Mr. Bock served as a Vice President and General Manager at Hewlett Packard Company. Mr. Bock held the position of President and Chief Executive Officer of DAZEL Corporation, a provider of electronic information delivery systems, from February 1997 until its acquisition by Hewlett Packard in June 1999. From October 1994 to February 1997, Mr. Bock served as Chief Operating Officer of Tivoli Systems, Inc. Mr. Bock holds a B.S. in Computer Science from Iowa State University and an M.S. in Industrial Administration from Carnegie Mellon University.

        Sheeraz D. Haji has been a member of our board of directors since we acquired GetActive in February 2007. Since January 2010, he has held the position of President of the Cleantech Group. From June 2009 to January 2010, Mr. Haji has served as a Managing Partner of the Cleantech Group, a venture capital firm. From 2008 to 2009, Mr. Haji was an Entrepreneur-in-Residence for El Dorado Ventures, a venture capital firm, and an operations executive for the investment management firm, Grantham, Mayo, Van Otterloo & Co.'s Emerging Markets Division. In February 2008, he stepped down as our President, a position he had held from February 2007 to February 2008. From October 2001 to February 2007, Mr. Haji was the Chief Executive Officer of GetActive. From 2000 to 2001, Mr. Haji served as Co-Founder and Senior Vice President of Corporate Development at GetActive. From 1999 to 2000, Mr. Haji was the Product Manager at Digital Impact, Inc., a provider of online direct marketing solutions for enterprises. From 1997 to 1999, Mr. Haji served as a consultant for McKinsey & Company Inc., a management consulting firm. From 1994 to 1996, Mr. Haji was an engineer for Environ International Corporation, an international consulting firm. Mr. Haji holds a B.S. in Civil/Environmental Engineering from Brown University and an M.S. in Civil/Environmental Engineering from Stanford University.

        Christopher B. Hollenbeck has been a member of our board of directors since March 2001. Since 1998, Mr. Hollenbeck has served as a Managing Director of Granite Ventures, LLC (formerly known as H&Q Venture Associates LLC), a venture capital firm. Prior to joining Granite Ventures, Mr. Hollenbeck held various positions in the venture capital, corporate finance and merger and acquisition groups at Hambrecht & Quist Group, Inc., an investment bank. Mr. Hollenbeck holds a B.A. in American Studies from Stanford University.

        M. Scott Irwin has been a member of our board of directors since February 2007. Mr. Irwin served as a member of the board of directors of GetActive from September 2004 to February 2007. Since February 2005, Mr. Irwin has served as a General Partner of El Dorado Ventures, L.P., a venture capital firm, and was a Principal from June 2000 to January 2005. From 1997 to 1999, Mr. Irwin held software engineering and product management positions with Accenture, Ltd. Mr. Irwin holds a B.S. in Systems Engineering from the University of Virginia and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles.

        Kristen L. Magnuson has been a member of our board of directors since January 2008. Since July 2010, Ms. Magnuson has been the Chief Financial Officer and a Founding Shareholder of AZ Digital Farm LLC, a privately held holding company for mobile technology and digital media solutions. She also serves as Interim Chief Financial Officer to Delta Mutual, Inc., an oil and gas exploration company. From October 2009 to July 2010, Ms. Magnuson was a Partner at Tatum LLC, a financial executive services firm. From September 1997 to August 2009, Ms. Magnuson served as Chief Financial Officer of JDA Software Group, Inc., a provider of enterprise software solutions for supply chain processes, and was promoted to Executive Vice President in March 2001. From 1990 to 1997, Ms Magnuson served as Vice President of Financial Planning for Michaels Stores Inc., an arts and crafts retailer. From March 1987 to August 1990, she served as Senior Vice President and Controller of

MeraBank N.A., a federal savings bank. Ms. Magnuson is a C.P.A. and holds a B.B.A. in Accounting from the University of Washington.

        George H. Spencer III has been a member of our board of directors since 2004. Since January 2007, Mr. Spencer served as Senior Managing Director of Seyen Capital, a venture capital firm. Since October 2006, Mr. Spencer served as a senior consultant with Adams Street Partners, LLC., a venture capital firm, and was a Partner with Adams Street Partners from January 2001 to October 2006. Mr. Spencer also serves on the board of directors and compensation committee of SPS Commerce (NASDAQ:SPSC), a provider of on-demand supply chain management solutions. Mr. Spencer holds a B.A. from Amherst College and an M.B.A. from The Amos Tuck School of Business at Dartmouth College.

        The remaining information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   Documents Filed with Report

        (1)   Financial Statements.

        (2)   Financial Statement Schedules.

        Schedules required by this item have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.

        (3)   Exhibits.

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated January 10, 2007, by and among Registrant, GASI Acquisition Corp., GetActive Software, Inc. and Robert Epstein, as stockholders' agent (incorporated by reference from Exhibit 2.1 to the Registrant's registration statement on Form S-1, as amended, filed with the SEC on January 22, 2010 (File No. 333-164491)(the "Registration Statement")
2.2	Asset Purchase Agreement dated January 28, 2011 by and among Convio, Inc., Jay Hawk Acquisition Co., Inc., StrategicOne, L.L.C., Michael Rogers and James Fordyce (incorporated by reference from Exhibit 2.1 to the Registrant's current report on Form 8-K filed with the SEC on February 1, 2011)

3.1	Restated Certificate of Incorporation, as currently in effect (incorporated by reference from Exhibit 3.1.1 to the Registration Statement)

3.2	Bylaws, as currently in effect (incorporated by reference from Exhibit 3.2.1 to the Registration Statement)

4.1	Specimen certificate for shares of common stock (incorporated by reference from Exhibit 4.1 to the Registration Statement)

4.2	Reference is made to 3.1 and 3.2 above

4.3	Fifth Amended and Restated Investors' Rights Agreement, dated April 10, 2007, by and among Registrant and certain stockholders (incorporated by reference from Exhibit 4.3 to the Registration Statement)

4.3.1	Amendment No. 1 to Fifth Amended and Restated Investors' Rights Agreement, dated January 31, 2008, by and among Registrant and certain stockholders (incorporated by reference from Exhibit 4.3.1 to the Registration Statement)

4.4	Form of Warrant issued to Comerica Ventures Incorporated (incorporated by reference from Exhibit 4.6 to the Registration Statement)

4.5	Warrant issued to Entrepreneurs Foundation of Central Texas (incorporated by reference from Exhibit 4.7 to the Registration Statement)

Exhibit Number		Exhibit Title
4.6		Warrant issued to Piper Jaffray & Co. (incorporated by reference from Exhibit 4.8 to the Registration Statement)
10.1	*	2009 Stock Incentive Plan, as amended to date, and forms of stock option agreements (incorporated by reference from Exhibit 10.1 to the Registration Statement)
10.1.1	*	Form of Nonstatutory Stock Option Notice (Double Trigger) (incorporated by reference from Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on February 28, 2011)
10.1.2	*	Form of Restricted Stock Unit Notice (Double Trigger) and Agreement (incorporated by reference from Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on February 28, 2011)
10.2	*	1999 Stock Option/Stock Issuance Plan, as amended to date, and forms of stock option agreements (incorporated by reference from Exhibit 10.2 to the Registration Statement)

10.3	*	2000 Stock Option Plan, as amended to date, and form of stock option agreement (incorporated by reference from Exhibit 10.3 to the Registration Statement)

10.4	*	2006 Equity Incentive Plan, as amended to date, and form of stock option agreement (incorporated by reference from Exhibit 10.4 to the Registration Statement)

10.5		Reference is made to 4.3 and 4.3.1 above.

10.6		Loan and Security Agreement, dated October 26, 2007, by and among Registrant, GetActive Software, Inc. and Comerica Bank (incorporated by reference from Exhibit 10.6 to the Registration Statement)

10.6.1		Amendment Number One to Loan and Security Agreement, dated as of January 14, 2008, by and among Registrant, GetActive Software, Inc. and Comerica Bank (incorporated by reference from Exhibit 10.6.1 to the Registration Statement)

10.6.2		Amendment Number Two to Loan and Security Agreement, dated as of February 15, 2008, by and among Registrant, GetActive Software, Inc. and Comerica Bank (incorporated by reference from Exhibit 10.6.2 to the Registration Statement)

10.6.3		LIBOR Addendum to Loan and Security Agreement, dated as of July 31, 2008, by and among Registrant, GetActive Software, Inc. and Comerica Bank (incorporated by reference from Exhibit 10.6.3 to the Registration Statement)

10.6.4		Amendment Number Three to Loan and Security Agreement, dated as of February 9, 2009, by and among Registrant, GetActive Software, Inc. and Comerica Bank (incorporated by reference from Exhibit 10.6.4 to the Registration Statement)

10.6.5		Amendment Number Four to Loan and Security Agreement, dated as of July 31, 2009, by and among Registrant, GetActive Software, Inc. and Comerica Bank (incorporated by reference from Exhibit 10.6.5 to the Registration Statement)

10.7		Master Lease Agreement, dated as of March 15, 2006, by and between Registrant and ATEL Ventures, Inc. (incorporated by reference from Exhibit 10.7 to the Registration Statement)

10.7.1		First Amendment to Master Lease Agreement, dated as of September 28, 2006, by and between Registrant and ATEL Ventures, Inc. (incorporated by reference from Exhibit 10.7.1 to the Registration Statement)

10.8		Office Lease, dated as of November 17, 2006, by and between Registrant and RREEF Domain, LP (incorporated by reference from Exhibit 10.8 to the Registration Statement)

10.8.1		First Amendment to Lease, dated as of April 23, 2007, by and between Registrant and RREEF Domain, LP (incorporated by reference from Exhibit 10.8.1 to the Registration Statement)

Exhibit Number		Exhibit Title

10.8.2		Second Amendment to Lease, dated January 22, 2008, by and between Registrant and RREEF Domain, LP (incorporated by reference from Exhibit 10.8.2 to the Registration Statement)

10.8.3		Third Amendment to Lease, dated August 25, 2008, by and between Registrant and RREEF Domain, LP (incorporated by reference from Exhibit 10.8.3 to the Registration Statement)

10.9		Office Lease, dated April 3, 2009, by and between Registrant and 1255 23rd Street, L.P. (incorporated by reference from Exhibit 10.9 to the Registration Statement)

10.10	*	Form of Indemnity Agreement entered into among Registrant, its affiliates and its directors and executive officers (incorporated by reference from Exhibit 10.10 to the Registration Statement)

10.11	*	Employment Offer Letter, dated June 24, 2003, by and between the Registrant and Gene Austin (incorporated by reference from Exhibit 10.11 to the Registration Statement)

10.12	*	Employment Offer Letter, dated February 2, 2005, by and between the Registrant and James R. Offerdahl (incorporated by reference from Exhibit 10.12 to the Registration Statement)

10.13	*	Employment Offer Letter, dated November 7, 2008, by and between the Registrant and Sara E. Spivey (incorporated by reference from Exhibit 10.13 to the Registration Statement)

10.14	*	Employment Offer Letter, dated March 3, 2009, by and between the Registrant and Marc Cannon (incorporated by reference from Exhibit 10.14 to the Registration Statement)

10.15	*	Employment Offer Letter, dated August 25, 2003, by and between the Registrant and Randy Potts (incorporated by reference from Exhibit 10.15 to the Registration Statement)

10.16		Master Agreement for U.S. Availability Services, dated as of June 1, 2008, by and between Registrant and SunGard Availability Services, LP (incorporated by reference from Exhibit 10.16 to the Registration Statement)

10.16.1		Addendum to the Master Agreement for U.S. Availability Services, between SunGard Availability Services LP and Convio, Inc., dated June 1, 2008 (incorporated by reference from Exhibit 10.16.1 to the Registration Statement)

10.16.2		Schedule Number 29582 v. 1.0, For Recovery Services Governed by Master Agreement for U.S. Availability Services, between SunGard Availability Services LP and Convio, Inc., dated June 1, 2008 (incorporated by reference from Exhibit 10.16.2 to the Registration Statement)

23.1	#	Consent of Independent Registered Public Accounting Firm

31.1	#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Constitutes management contracts or compensatory arrangements

#
Filed or furnished herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Convio, Inc.
Dated: March 11, 2011	By:	/s/ GENE AUSTIN Gene Austin Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GENE AUSTIN Gene Austin	Chief Executive Officer (Principal Executive Officer), President and Chairman of the Board of Directors	March 11, 2011
/s/ JAMES R. OFFERDAHL James R. Offerdahl	Chief Financial Officer and Vice President of Administration (Principal Financial and Accounting Officer)	March 11, 2011
/s/ VINAY K. BHAGAT Vinay K. Bhagat	Director	March 11, 2011
/s/ SHEERAZ D. HAJI Sheeraz D. Haji	Director	March 11, 2011
/s/ WILLIAM G. BOCK William G. Bock	Director	March 11, 2011
/s/ CHRISTOPHER B. HOLLENBECK Christopher B. Hollenbeck	Director	March 11, 2011
/s/ M. SCOTT IRWIN M. Scott Irwin	Director	March 11, 2011

Signature	Title	Date

/s/ KRISTEN L. MAGNUSON Kristen L. Magnuson	Director	March 11, 2011
/s/ GEORGE H. SPENCER III George H. Spencer III	Director	March 11, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Convio, Inc.

        We have audited the accompanying consolidated balance sheets of Convio, Inc. (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convio, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with United States generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas
March 11, 2011

Convio, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$18,447	$16,662
Restricted cash	1,248	—
Marketable securities	36,774	—
Accounts receivable, less allowance of $230 and $231 at December 31, 2010 and 2009, respectively	8,154	9,143
Prepaid expenses and other current assets	1,558	1,610

Total current assets	66,181	27,415
Property and equipment, net	4,609	3,276
Goodwill	5,527	5,527
Intangible assets, net	3,990	4,973
Other assets	104	153

Total assets	$80,411	$41,344

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$526	$503
Accrued liabilities	2,526	2,386
Accrued compensation	3,014	2,547
Deferred revenue	15,917	17,362
Current portion of capital lease obligations	14	90
Current portion of long-term debt	—	773
Convertible preferred stock warrant liability	—	1,375

Total current liabilities	21,997	25,036
Capital lease obligations, net of current portion	—	16
Long-term debt, net of current portion	—	1,332

Total liabilities	21,997	26,384
Commitments and Contingencies (note 7)
Convertible preferred stock (note 9)	—	33,869
Stockholders' equity (deficit):
Common stock: $0.001 par value; 40,000,000 and zero shares authorized at December 31, 2010 and 2009, respectively; 17,612,536 and zero shares issued and outstanding at December 31, 2010 and 2009, respectively	18	—
Series P common stock: $0.001 par value; zero and 19,118,440 shares authorized at December 31, 2010 and 2009, respectively; zero and 5,366,076 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	5
Series Q common stock: $0.001 par value; zero and 1,337,211 shares authorized at December 31, 2010 and 2009, respectively; zero and 198,796 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Series R common stock: $0.001 par value; zero and 676,055 shares authorized at December 31, 2010 and 2009, respectively; zero and 676,025 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	1
Series S common stock: $0.001 par value; zero and 1,086,233 shares authorized at December 31, 2010 and 2009, respectively; zero and 1,086,209 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	1
Additional paid-in capital	111,218	37,340
Accumulated other comprehensive loss	(21)	—
Accumulated deficit	(52,801)	(56,256)

Total stockholders' equity (deficit)	58,414	(18,909)

Total liabilities and stockholders' equity (deficit)	$80,411	$41,344

See accompanying notes.

Convio, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Subscription and services	$58,353	$54,900	$50,103
Usage	11,391	8,186	6,877

Total revenue	69,744	63,086	56,980
Cost of revenue(1)(2)	25,541	24,779	22,911

Gross profit	44,203	38,307	34,069
Operating expenses:
Sales and marketing(2)	22,468	21,556	21,432
Research and development(2)	10,552	10,041	8,754
General and administrative(2)	6,552	6,034	5,883
Amortization of other intangibles	857	1,400	1,452
Write off of deferred stock offering costs	—	—	1,524

Total operating expenses	40,429	39,031	39,045

Income (loss) from operations	3,774	(724)	(4,976)
Interest income	61	6	115
Interest expense	(126)	(355)	(691)
Other income (expense)	45	(803)	1,808

Income (loss) before income taxes	3,754	(1,876)	(3,744)
Provision for income taxes	299	219	—

Net income (loss)	$3,455	$(2,095)	$(3,744)

Net income (loss) attributable to common stockholders (note 2):
Basic	$3,048	$(2,095)	$(3,744)
Diluted	$3,455	$(2,095)	$(3,744)
Net income (loss) per share attributable to common stockholders (note 2):
Basic	$0.22	$(0.29)	$(0.52)
Diluted	$0.20	$(0.29)	$(0.52)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	14,155	7,313	7,257
Diluted	17,517	7,313	7,257

(1)
Includes amortization of acquired technology of $127, $1,016 and $1,016 in 2010, 2009 and 2008, respectively.

(2)
Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2010	2009	2008
Cost of revenue	$469	$583	$383
Sales and marketing	659	742	585
Research and development	357	343	235
General and administrative	563	834	353

See accompanying notes.

Convio, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(in thousands, except share amounts)

			Series P Common Stock		Series Q Common Stock		Series R Common Stock		Series S Common Stock				Accumulated Other Comprehensive income/ (loss)	Total Stock- holders' Equity (Deficit)
	Common Stock
											Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2008	—	$—	5,255,864	$5	198,796	$—	676,025	$1	1,086,209	$1	$33,073	$(50,417)	$—	$(17,337)
Issuance of Series P common stock upon exercise of options	—	—	84,884	—	—	—	—	—	—	—	139	—	—	139
Reclassification of liability for early exercise of stock options based on vesting of such options	—	—	—	—	—	—	—	—	—	—	29	—	—	29
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,556	—	—	1,556
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,744)	—	(3,744)

Balance at December 31, 2008	—	—	5,340,748	5	198,796	—	676,025	1	1,086,209	1	34,797	(54,161)	—	(19,357)
Issuance of Series P common stock upon exercise of options	—	—	25,328	—	—	—	—	—	—	—	39	—	—	39
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,504	—	—	2,504
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,095)	—	(2,095)

Balance at December 31, 2009	—	—	5,366,076	5	198,796	—	676,025	1	1,086,209	1	37,340	(56,256)	—	(18,909)
Issuance of Series P common stock upon exercise of options	—	—	92,092	—	—	—	—	—	—	—	128	—	—	128
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,048	—	—	2,048
Conversion of Series A, B and C preferred stock into Common Stock on IPO	5,316,037	6	—	—	—	—	—	—	—	—	33,863	—	—	33,869
Conversion of Series P, Q, R and S into Common Stock on IPO	7,419,198	7	(5,458,168)	(5)	(198,796)	—	(676,025)	(1)	(1,086,209)	(1)	—	—	—	—
Shares sold in the IPO/Proceeds received from IPO, net of issuance costs	4,559,436	5	—	—	—	—	—	—	—	—	35,883	—	—	35,888
Issuance of undesignated common stock upon exercise of options post IPO	245,065	—	—	—	—	—	—	—	—	—	566	—	—	566
Net exercise of preferred stock warrants	72,800	—	—	—	—	—	—	—	—	—	—	—	—	—
Reclass of warrant revaluation upon closing of the IPO	—	—	—	—	—	—	—	—	—	—	1,390	—	—	1,390
Comprehensive income:
Net unrealized gains/losses on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(21)	(21)
Net income	—	—	—	—	—	—	—	—	—	—	—	3,455	—	3,455

Comprehensive income														3,434

Balance at December 31, 2010	17,612,536	$18	—	$—	—	$—	—	$—	—	$—	$111,218	$(52,801)	$(21)	$58,414

See accompanying notes.

Convio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,455	$(2,095)	$(3,744)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,135	2,286	2,212
Amortization of intangible assets	984	2,416	2,468
Amortization of capitalized software development costs	96	—	—
Amortization of debt issuance costs	28	90	141
Revaluation of warrants to fair value	15	814	(1,804)
Stock-based compensation	2,048	2,503	1,556
Gain on sale of fixed assets	(53)	—	—
Changes in operating assets and liabilities:
Accounts receivable	989	(263)	(1,300)
Prepaid expenses and other assets	240	(419)	1,152
Accounts payable	23	217	(197)
Accrued liabilities and accrued compensation	607	704	253
Deferred revenue	(1,445)	538	2,125

Net cash provided by operating activities	9,122	6,791	2,862

Cash flows from investing activities:
Purchases of marketable securities	(46,864)	—	—
Proceeds from maturities of marketable securities	9,900	—	—
Increase in restricted cash	(1,248)	—	—
Capitalized software development costs	(937)	—	—
Purchase of property and equipment, net	(2,574)	(1,749)	(2,162)

Net cash used in investing activities	(41,723)	(1,749)	(2,162)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and capital lease obligations	—	—	1,172
Payments made on long-term debt and capital lease obligations	(2,197)	(2,247)	(2,783)
Proceeds from common stock issuance in connection with initial public offering, net of issuance costs of $5,147	35,888	—	—
Proceeds from issuance of common stock upon exercise of options	695	39	139

Net cash provided by (used in) financing activities	34,386	(2,208)	(1,472)

Net change in cash and cash equivalents	1,785	2,834	(772)
Cash and cash equivalents at beginning of year	16,662	13,828	14,600

Cash and cash equivalents at end of year	$18,447	$16,662	$13,828

Supplemental information:
Cash paid during the periods for:
Interest paid	$72	$210	$473
Taxes paid, net of refunds	$262	$152	$—
Noncash investing activities:
Unrealized gains/(losses) on marketable securities	$(21)	$—	$—
Noncash financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$(33,869)	$—	$—
Conversion of Series P, Series Q, Series R and Series S common stock to undesignated common stock upon initial public offering	$(7)	$—	$—
Reclassification of preferred stock warrant liability to additional paid-in capital upon initial public offering	$(1,390)	$—	$—

See accompanying notes.

Convio, Inc.

Notes to Consolidated Financial Statements

1. The Company

        Convio, Inc., together with its wholly-owned subsidiary (collectively, the "Company" or "Convio"), is a provider of on-demand constituent engagement solutions that enable nonprofit organizations ("NPOs") to more effectively raise funds, advocate for change and cultivate relationships with donors, activists, volunteers, alumni and other constituents. The Company's integrated solutions include its Convio Online Marketing ("COM") platform and Convio Common Ground CRM, its constituent relationship management application. The COM platform enables NPOs to harness the full potential of the Internet and social media as new channels for constituent engagement and fundraising. Common Ground delivers next-generation donor management capabilities, integrates marketing activities across online and offline channels and is designed to increase operational efficiency. The Company's solutions are enhanced by a portfolio of value-added services tailored to its clients' specific needs.

        The Company was incorporated in Delaware on October 12, 1999. On February 16, 2007, the Company acquired GetActive Software, Inc. ("GetActive"), a privately owned company based in Berkeley, California. The Company acquired GetActive, a provider of online constituent relationship management software and services and a competitor of the Company, to expand its client base and increase its market presence in the nonprofit market. The Company currently markets its products and services throughout North America.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying consolidated balance sheets as of December 31, 2010 and 2009 and the accompanying consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2010 represent our financial position, results of operations and cash flows as of and for the periods then ended.

Basis of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Applicable Accounting Guidance

        Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental United States GAAP as found in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC").

Segments

        Our chief operating decision maker is our chief executive officer, who reviews financial information presented on a company-wide basis. Accordingly, in accordance with ASC 280, the Company determined that it has a single reporting segment and operating unit structure.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the Company's financial statements.

Cash and Cash Equivalents

        Cash and cash equivalents are stated at cost and consist of cash deposits and investment securities with original maturities of three months or less when purchased. At December 31, 2010, the Company had deposits in financial institutions that exceeded the federally-insured limits by $7.7 million.

Accounts Receivable

        In the ordinary course of business, the Company extends credit to its clients. Accounts receivable are recorded at their outstanding principal balances, adjusted by an allowance for doubtful accounts.

        In estimating the allowance for doubtful accounts, the Company considers the length of time that receivables have been outstanding, historical write-off experience, current economic conditions and client-specific information. When the Company ultimately concludes that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts.

        The following table summarizes the changes in allowance for doubtful accounts for receivables (in thousands):

	Balance at Beginning of Period	Charged to Expense, Net of Recoveries	Deduction of Uncollectible Accounts	Balance at end of Period
2008	$270	$467	$(413)	$324
2009	324	233	(326)	231
2010	231	184	(185)	230

Concentration of Credit Risks, Significant Clients and Suppliers and Geographic Information

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents, restricted cash, marketable securities and accounts receivable. The Company's cash and cash equivalents, restricted cash and marketable securities are placed with high credit-quality financial institutions. The Company's accounts receivable are derived from sales to its clients who primarily operate in the nonprofit sector. The Company generally does not require collateral. Estimated credit losses are provided for in the financial statements and historically have been within management's expectations.

        No one client accounted for more than 10% of the Company's revenue in 2010, 2009 or 2008. Additionally, no one client balance accounted for more than 10% of the Company's accounts receivable balance at December 31, 2010 or 2009.

        As of December 31, 2010 and 2009, all of the Company's long-lived assets were located in the United States. In 2010, 2009 and 2008, substantially all of the Company's revenue was derived from customers in the United States.

        The Company serves its clients from two third-party datacenters, one located in Austin, Texas, which is leased from SunGard Availability Services LP and the other located in Sacramento, California,

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

which is leased from RagingWire Enterprise Solution, Inc. The Company does not control the operation of these facilities, which are vulnerable to damage or interruption. Although the Company has disaster recovery capabilities, such capabilities will not provide automated off-site failover services in the event services at either datacenter are interrupted. Any interruptions or problems at either datacenter would likely result in significant disruptions of its solutions hosted at such site.

Fair Value of Financial Instruments

        Effective January 1, 2008, the Company adopted a new accounting standard which defines fair value, establishes a framework for measuring fair value and expands on required disclosures regarding fair value measurements. This standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements accordingly, but does not require any new fair value measurements of previously reported balances.

Marketable Securities

        During the year ended December 31, 2010, the Company purchased $46.9 million of marketable securities. The Company follows authoritative guidance in determining the classification of and accounting for its marketable securities. The Company's marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest income based on the specific identification method. Fair value is determined based on quoted market prices or pricing models using current market rates.

        The Company views its available-for-sale securities as available for use, if needed, for current operations. Accordingly, the Company has classified all available-for-sale securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date.

        The Company reviews its available-for-sale investments as of the end of each reporting period for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has occurred, the Company assesses whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery. If either of these two conditions is met, the Company recognizes a charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If the Company does not intend to sell a security or it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recorded in accumulated other comprehensive loss.

Preferred Stock Warrants

        Prior to the Company's completion of its initial public offering, freestanding warrants that were related to shares that were redeemable were accounted for in accordance with the applicable guidance

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

in ASC Topic 480. Under the provisions of this guidance, the freestanding warrants that were related to the Company's preferred stock were classified as liabilities in the accompanying balance sheets. Additionally, preferred stock warrants that were converted into equivalent units to acquire shares of Series A convertible preferred stock and Series P common stock were classified as liabilities in the accompanying balance sheets. The warrants and equivalent units were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense). Upon the closing of the Company's initial public offering on May 4, 2010, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital.

        The Company estimated the fair value of the preferred stock warrant liability using the Black-Scholes valuation method. The following table summarizes the weighted average fair value of the warrants and the assumptions utilized to develop their fair value at each measurement date:

	Three Months Ended
	Mar 31 2008	Jun 30 2008	Sep 30 2008	Dec 31 2008
Weighted-average fair value of warrants outstanding	$5.03	$3.52	$3.72	$2.30
Risk-free interest rate	2.47%	3.68%	2.87%	2.84%
Expected volatility	0.56	0.57	0.56	0.60
Weighted-average expected life in years	5.56	5.31	5.06	4.81
Dividend yield	—	—	—	—

	Three Months Ended
	Mar 31 2009	Jun 30 2009	Sep 30 2009	Dec 31 2009
Weighted-average fair value of warrants outstanding	$3.01	$3.24	$3.64	$5.65
Risk-free interest rate	1.92%	2.87%	2.29%	2.29%
Expected volatility	0.66	0.66	0.65	0.64
Weighted-average expected life in years	4.56	4.31	4.28	4.02
Dividend yield	—	—	—	—

	Three Months Ended	Final Measurement Date
	Mar 31 2010	Apr 29 2010
Weighted-average fair value of warrants outstanding	$7.58	$5.71
Risk-free interest rate	2.43%	2.43%
Expected volatility	0.62	0.62
Weighted-average expected life in years	3.78	3.70
Dividend yield	—	—

        The Company recorded $15,000 and $814,000 of other expense and $1.8 million of other income in 2010, 2009 and 2008, respectively, to reflect the change in fair value of the preferred stock warrants during those periods.

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment are recorded at cost. Property and equipment are depreciated on a straight-line basis over the following estimated useful lives of the assets:

Estimated Useful Life
Computer software	2 to 5 years
Computer equipment	3 to 7 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of lease term or useful life

        Amortization of assets recorded under capital leases is included with depreciation expense. Maintenance and repairs are expensed as incurred.

Goodwill and Intangible Assets

        In connection with the Company's acquisition of GetActive in 2007, the Company recorded certain intangible assets, including acquired technology, customer relationships, trade names and noncompete agreements.

        Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the following estimated useful lives:

Estimated Useful Life
Customer relationships	9 years
Acquired technology	3 years
Tradenames	3 years
Agreements not to compete	2 years

        The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Goodwill and intangible assets consist of the following (in thousands):

	Year Ended December 31,
	2010	2009
Goodwill	$5,527	$5,527

Intangible Assets
Acquired Technology:
Acquired technology	$3,049	$3,049
Accumulated amortization	(3,049)	(2,919)

	$—	$130

Other Intangibles:
Customer relationships	$7,007	$7,007
Tradenames	1,850	1,850
Agreements not to compete	110	110
Accumulated amortization	(4,977)	(4,124)

	$3,990	$4,843

Total Intangible Assets, net	$3,990	$4,973

        Future estimated amortization expense of intangible assets as of December 31, 2010 is as follows (in thousands):

2011	$779
2012	779
2013	779
2014	779
2015	779
Thereafter	95

Total	$3,990

        The Company tests goodwill for impairment annually on October 1st, or whenever events or changes in circumstances indicate an impairment may have occurred. Because the Company operates in a single segment, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to the carrying value of the goodwill. Impairment may result from, among other things, deterioration in the performance of the business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business and a variety of other circumstances. If it is determined that an impairment has occurred, the Company records a write-down of the carrying value of goodwill to its implied fair value and charges the impairment as an operating expense in the period the determination is made. Although the Company believes goodwill is appropriately stated in its consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. There was no impairment of goodwill in 2010, 2009 or 2008.

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

        Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with groups of assets used in combination over their estimated useful lives against their respective carrying amounts. If projected undiscounted future cash flows are less than the carrying value of the asset group, an impairment is recorded for any excess of the carrying amount over the fair value of those assets in the period in which the determination is made.

Debt Issuance Costs

        Costs incurred in connection with the origination of long-term debt are deferred and amortized over the life of the debt instrument using the effective interest method. In May 2010, the Company repaid the balance of the outstanding line of credit with proceeds from the IPO and wrote-off $17,000 of debt issuance costs. Interest expense includes the amortization and write-off of debt issuance costs.

Advertising Costs

        The Company expenses advertising costs as incurred. Advertising expenses were approximately $249,000, $207,000 and $43,000 in 2010, 2009 and 2008, respectively.

Revenue Recognition

        The Company derives its revenue from subscriptions, services and usage and recognizes revenue in accordance with relevant authoritative accounting principles. The Company's subscription arrangements do not allow the client to take possession of the software application and the Company's arrangements do not contain general rights of return. The Company recognizes revenue when all of the following conditions are met:

  •
  there is persuasive evidence of an arrangement;

  •
  the service has been provided to the client;

  •
  the collection of the fees is reasonably assured; and

  •
  the amount of fees to be paid by the client is fixed or determinable.

        In determining whether collection of the subscription and related services fee is reasonably assured, the Company considers financial and other information about clients, such as a client's funding level, obtained as part of the Company's sales effort with the clients. As a client relationship progresses, the Company also considers the client's payment history. The Company's experience in determination of collectibility has historically been good as bad debt expenses have not been significant to date.

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

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

        Services revenues, when sold with a subscription of the Company's modules do not qualify for separate accounting as the Company does not have objective and reliable evidence of fair value of the undelivered subscription service. Therefore, it recognizes such services revenue ratably over the term of the related subscription agreement.

        When the Company sells services other than with the subscription of its modules, the Company considers the following factors to determine the proper accounting:

  •
  availability of the services from other vendors;

  •
  whether objective and reliable evidence of fair value exists for the undelivered elements;

  •
  the nature of the services;

  •
  the timing of when the services agreement was signed in comparison to the subscription service start date; and

  •
  the contractual dependence of the subscription service on the client's satisfaction with the services.

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

Deferred Revenue

        Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company's subscription service described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its customers in quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancellable subscription agreements.

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Cost of Revenue

        Cost of revenue consists primarily of labor costs for the Company's hosting, consulting and professional services organizations, third-party costs and equipment depreciation relating to the Company's hosting services as well as allocated facilities and equipment costs. These amounts are expensed as incurred.

Research and Development

        The Company capitalizes the costs to develop software for internal use (including the costs of developing the Company's COM and Common Ground solutions) incurred during the application development stage as well as costs to develop significant upgrades or enhancements to existing internal use software. These costs are amortized on a straight-line basis over an estimated useful life of three years. During 2010, the Company capitalized approximately $937,000 of costs incurred to upgrade and enhance existing internal use software. Costs incurred to improve or enhance the Company's products during 2009 and 2008 were expensed as incurred as these costs did not qualify as significant upgrades or enhancements. Capitalized costs are recorded as part of property and equipment.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only element of other comprehensive loss is unrealized gains and losses on available-for-sale securities. There were no realized gains or losses recorded to net income (loss) in 2010, 2009 and 2008.

        Comprehensive income (loss) was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$3,455	$(2,095)	$(3,744)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities, net	(21)	—	—

Comprehensive income (loss)	$3,434	$(2,095)	$(3,744)

Sales Commissions

        Sales commissions are earned by the salesperson at the time of contract signing and are expensed as incurred.

Income Taxes

        The Company uses the liability method of accounting for income taxes whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

        Income tax provision includes United States federal, state and local income taxes and is based on pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company's annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and the ability of the Company to use tax credits and net operating loss carryforwards.

        The Company recognizes and measures benefits for uncertain tax positions which require significant judgment from management. The Company evaluates its uncertain tax positions on a quarterly basis and it bases these evaluations upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement. Future changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.

Indemnifications

        The Company recognizes a liability for the fair value for certain guarantee and indemnification arrangements issued or modified by the Company. When the Company determines that a loss is probable, the estimable loss must be recognized as it relates to applicable guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify clients of the Company's software from damages and costs resulting from claims alleging that the Company's software infringes the intellectual property rights of a third party. The Company records resulting costs as incurred and historically such costs have not been significant. Accordingly, the Company has not recorded a liability related to these indemnification provisions as the Company believes any costs are immaterial.

        The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person's service as a director or officer, including any action by the Company, arising out of that person's services as the Company's director or officer or that person's services provided to any other company or enterprise at the Company's request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. No expense has been incurred to date for such indemnity obligations.

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

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Share

        The Company used the two-class method to compute net income per share for the years ended December 31, 2010, 2009 and 2008, because the Company had previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. In May 2010, all of the Company's outstanding convertible preferred stock converted into common stock in connection with the Company's initial public offering. Prior to the conversion, the holders of the Series C convertible preferred stock were entitled to receive dividends when, as and if declared by the board of directors, in preference to a declaration or payment of a dividend, at a rate of $0.7114 per share. In addition, the holders of the Series A and Series B convertible preferred stock were entitled to receive dividends, when, as and if declared by the board of directors, in preference to any common stock of the Company. The dividends were non-cumulative and no such dividends were declared or paid. Holders of Series A, Series B and Series C convertible preferred stock did not share in losses of the Company.

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

        Due to losses incurred during the years ended December 31, 2009 and 2008, the shares associated with stock options, convertible preferred stock warrants and convertible preferred stock are not included in diluted net loss per share because they are anti-dilutive.

        In May 2010, in conjunction with the Company's initial public offering, all of the Company's Series P, Series Q, Series R and Series S common stock converted into undesignated common stock. Prior to the conversion, the Series P, Series Q, Series R and Series S common stock had the same dividend rights, and therefore, resulted in basic and diluted net income (loss) per share being the same for each class of common stock. As such, net income (loss) per share for the years ended December 31, 2010, 2009 and 2008 is presented on a combined basis.

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Basic net income (loss) per share
Numerator:
Net income (loss)	$3,455	$(2,095)	$(3,744)
Less: Undistributed earnings allocated to participating preferred stock	(407)	—	—

Net income (loss) attributable to common stockholders	$3,048	$(2,095)	$(3,744)

Denominator:
Weighted average common shares outstanding, basic	14,155	7,313	7,263
Less: Weighted average number of common shares subject to repurchase	—	—	(6)

Weighted average common shares outstanding, basic	14,155	7,313	7,257

Basic net income (loss) per common share	$0.22	$(0.29)	$(0.52)

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders	$3,455	$(2,095)	$(3,744)

Denominator:
Weighted average common shares outstanding, basic	14,155	7,313	7,257
Add: Outstanding convertible preferred stock(1)	1,733	—	—
Add: Outstanding convertible preferred stock warrants(2)	74	—	—
Add: Restricted stock units	1	—	—
Add: Options to purchase common stock	1,554	—	—

Weighted average common shares outstanding, diluted	17,517	7,313	7,257

Diluted net income (loss) per common share	$0.20	$(0.29)	$(0.52)

(1)
Immediately prior to the closing of the Company's initial public offering, each share of the Company's outstanding preferred stock was converted into one share of undesignated common stock.

(2)
Upon the closing of the Company's initial public offering, all outstanding preferred stock warrants were converted into warrants to purchase common stock.

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table displays the Company's other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share for the three years ended December 31, 2010, as the effect of including them would have been anti-dilutive (in thousands):

	As of December 31,
	2010	2009	2008
Convertible preferred stock	—	5,316	5,316
Convertible preferred stock warrants	2	253	253
Options to purchase common stock	250	1,153	1,315

Recent Accounting Pronouncements

        In October 2009, the FASB released ASU 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the currently existing criteria that objective and reliable evidence of fair value for undelivered products or services exist in order to be able to separately account for deliverables. Additionally, ASU 2009-13 provides for elimination of the use of the residual method of allocating arrangement consideration and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables that can be accounted for separately based on their relative selling price. A hierarchy for estimating such selling price is included in the update.

        The Company adopted ASU 2009-13 effective January 1, 2011 on a prospective basis for new arrangements entered into or arrangements materially modified after that date. Under the new revenue recognition rules, the Company will account for services separately from subscriptions when each is sold in one arrangement. In accordance with ASU 2009-13, the Company will allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (VSOE), if available, third-party evidence of selling price (TPE), if VSOE is not available, or best estimated selling price (BESP), if neither VSOE or TPE is available. The Company has been unable to establish VSOE or TPE for the elements included in its multiple-element sales arrangements. Therefore, the Company has established the BESP for each element primarily by considering the average price of actual sales of services when sold on a standalone basis, the number of modules purchased and the expected usage by the client over their subscription term, as well as other factors, including but not limited to management's pricing practices. Revenue allocated to the subscription is recognized over the subscription term and revenue allocated to services is recognized as the services are completed. The Company will continue to recognize revenue on all services sold together with a subscription entered into prior to January 1, 2011 ratably over the subscription period. While the Company expects services revenue to increase due to the earlier recognition of services revenue upon completion of work, instead of ratably over the subscription term, the Company is not able to reasonably estimate the amount of increase in revenue as the impact will depend on the nature and the size of service arrangements entered into or materially modified after January 1, 2011.

        In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2010.

3. Cash, Cash Equivalents and Marketable Securities

        The Company's cash equivalents and marketable securities as of December 31, 2010 consisted primarily of U.S. government agency bonds, corporate bonds, commercial paper and money market funds.

        At December 31, 2010, the Company's cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2010
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$11,464			$11,464
Cash on hand held in money market funds	740			740
Restricted cash held in money market funds	1,248			1,248
Available-for-sale securities:
Commercial paper	6,199	$—	$—	6,199
Money market funds	44	—	—	44

Total available-for-sale securities	6,243	—	—	6,243

Total cash and cash equivalents	$19,695	$—	$—	$19,695

Marketable Securities:
Available-for-sale securities:
U.S. government agency	$24,970	$(18)	$1	$24,953
Corporate bonds	10,226	(5)	1	10,222
Commercial paper	1,599	—	—	1,599

Total marketable securities	$36,795	$(23)	$2	$36,774

        The following table summarizes the contractual underlying maturities of the Company's available-for-sale securities at December 31, 2010 (in thousands):

	December 31, 2010
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Due in one year or less	$33,573	$(13)	$2	$33,562
Due after one year through two years	9,465	(10)	—	9,455

Total available-for-sale securities	$43,038	$(23)	$2	$43,017

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Cash, Cash Equivalents and Marketable Securities (Continued)

        At December 31, 2010, the Company performed a review of all of the securities in its portfolio with an unrealized loss position to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company's assessment included but were not limited to the following: the Company's ability and intent to hold the security until maturity, the number of months until the security's maturity, the length of time that each security has been in an unrealized loss position, ratings assigned to each security by independent ratings agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. Impairments are not considered other than temporary as the Company has the intent to hold these investments until maturity. No other-than-temporary impairments were identified as of December 31, 2010 related to securities currently in the Company's portfolio. The Company also noted that none of the securities in the portfolio as of December 31, 2010 have been in an unrealized loss position for greater than one year.

4. Fair Value Measurements

        Financial assets and liabilities with carrying amounts approximating fair value include accounts receivable, accounts payable and accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. The carrying amount of the Company's debt, preferred stock warrant liability and other long-term liabilities approximate their fair value. The fair value of debt as of December 31, 2009, was based upon management's best estimate of interest rates that would be available for similar debt obligations. As of December 31, 2010, the Company had no outstanding debt agreements.

        Prior to the Company's initial public offering in May 2010, the Company also measured the fair value of the preferred stock warrant liability on a recurring basis using the Black-Scholes option valuation model. Upon the closing of the initial public offering on May 4, 2010, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital.

        The Company measures certain financial instruments at fair value on a recurring basis, including cash equivalents and available-for-sale marketable securities. The fair value of these financial instruments was measured using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The three levels are described below:

Level 1	—	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2	—	Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3	—	Inputs are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the Company's own data.

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements (Continued)

        The following summarizes the valuation of the Company's financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at December 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents:
Cash on hand held in money market funds	$740	$—	$—	$740
Restricted cash held in money market funds	1,248	—	—	1,248
Available-for-sale securities:
Money market funds	44	—	—	44
Commercial paper	6,199	—	—	6,199

Total available-for-sale securities	6,243	—	—	6,243

Total cash equivalents	$8,231	$—	$—	$8,231
Marketable Securities:
U.S. government agency	$24,953	$—	$—	$24,953
Corporate bonds	10,222	—	—	10,222
Commercial paper	1,599	—	—	1,599

Total marketable securities	$36,774	$—	$—	$36,774

Total	$45,005	$—	$—	$45,005

	Fair Value Measurements at December 31, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$16,662	$—	$—	$16,662
Convertible preferred stock warrant liability	—	—	1,375	1,375

Total	$16,662	$—	$1,375	$18,037

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements (Continued)

        Changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2010 and 2009 were as follows (in thousands):

December 31, 2008, preferred stock warrant liability	$561
Unrealized gains (losses), net	814

December 31, 2009, preferred stock warrant liability	$1,375
Unrealized gains (losses), net	15
Reclassification of preferred stock warrant liability to additional paid-in capital	(1,390)

December 31, 2010, preferred stock warrant liability	$—

5. Property and Equipment

        Property and equipment, which includes software purchased or developed for internal use, is comprised of the following (in thousands):

	Year Ended December 31,
	2010	2009
Computer software (including software under capital lease of zero and $13 in 2010 and 2009, respectively)	$1,846	$1,207
Computer equipment (including equipment under capital lease of zero and $1,117 in 2010 and 2009, respectively)	11,500	9,609
Furniture and fixtures (including furniture and fixtures under capital lease of $107 and $128 in 2010 and 2009, respectively)	1,303	1,261
Leasehold improvements	644	642
Capitalized software development costs	937	—

	16,230	12,719
Less: Accumulated depreciation and amortization	(11,621)	(9,443)

	$4,609	$3,276

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Long-term Debt

        Long-term debt consists of the following (in thousands):

	Year Ended December 31,
	2010	2009
Notes entered into during 2007 and amended in 2009:

Comerica Bank—on July 31, 2009 the Company entered into an amended debt facility for a $10,000,000 revolving line of credit which was an increase from the previous $6,000,000 line of credit to finance working capital requirements. $1,000,000 of the amount is non-formula based and may be borrowed without regard to any borrowing base limitations. The remaining amounts are formula-based and capped at 80% of eligible accounts receivable. Amounts borrowed could be repaid and reborrowed at any time prior to April 26, 2011 at which time the entire principal balance outstanding was to become due and payable. On May 12, 2010, subsequent to the closing of the Company's initial public offering, the Company paid approximately $975,000 in satisfaction of the remaining balance on this line of credit. In July 2010, the Company cancelled the line of credit. Amounts outstanding under this revolving line of credit bore interest at the greater of the daily adjusting LIBOR (floor of 2%) plus 300 basis points or the daily adjusted LIBOR plus 325 basis points (5% at December 31, 2009)

	$—	$975

Comerica Bank—term loan in the amount of the outstanding balance on the previous $3,000,000 equipment line as of July 31, 2009 which financed the acquisition of property and equipment. The outstanding principal balance at March 26, 2008 became payable in equal monthly installments beginning in March 2008 and maturing in February 2011 with the remaining principal draws outstanding at October 26, 2008 becoming payable in equal monthly installments beginning in October 2008 and maturing in September 2011. On May 12, 2010, subsequent to the closing of the Company's initial public offering, the Company paid approximately $875,000 in satisfaction of the remaining balance on this term loan. Amounts outstanding under this term loan bore interest at the greater of the daily adjusting LIBOR (floor of 2%) plus 300 basis points or the daily adjusted LIBOR plus 325 basis points (5% at December 31, 2009)

	—	1,130

	—	2,105
Less current portion	—	773

Long-term portion	$—	$1,332

Available for future borrowings under term loans and lines of credit	$—	$3,416

        Total interest expense incurred in 2010, 2009 and 2008 was approximately $63,000, $355,000 and $691,000, respectively.

        The Company had no outstanding debt agreements as of December 31, 2010.

        In conjunction with the April 3, 2009 execution of the Washington D.C. operating lease, the Company was required to provide a $350,000 standby letter of credit with Comerica for the benefit of the landlord to secure the office space per the lease agreement. In addition, the Company also has a

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Long-term Debt (Continued)

standby letter of credit for the benefit of the landlord of the Company's Austin, Texas facility, which was reduced in accordance with the terms of the lease to approximately $898,000 in June 2010, resulting in total standby letters of credit of approximately $1,248,000. In July, upon cancellation of the line of credit with Comerica, the Company entered into a pledge agreement with Comerica to cash secure the letters of credit. The pledge agreement requires that the Company maintain a minimum cash balance of $1,248,000 in a money market account with the bank and such amount is classified as restricted cash on the balance sheet. As of December 31, 2010 and 2009, the Company had outstanding letters of credit in the amount of $1,248,000 and $2,634,000, respectively.

7. Commitments and Contingencies

        The Company leases office space for its corporate headquarters located in Austin, Texas. This lease expires in September 2013. The Company also leases additional office space in Berkley, California and Washington, D.C.

        In January 2010, the Company entered into a sublease agreement pursuant to which Convio sublet approximately 12,000 square feet of its office facility located in Austin, Texas. The sublease has a term of forty-four months. The total sublease payments receivable over the full forty-four month lease term will be approximately $823,000.

        Consolidated rental expense, net of sublease income, was approximately $2,232,000, $2,165,000 and $1,552,000 and for the years ended December 31, 2010, 2009 and 2008, respectively. Rent expense is recognized on a straight-line basis over the life of the leases.

        Future minimum payments as of December 31, 2010, under operating and capital lease obligations are as follows (in thousands):

	Capital Leases	Operating Leases
2011	$17	2,104
2012	—	2,047
2013	—	1,817
2014	—	775
2015	—	804
Thereafter	—	3,048

Total minimum lease payments	17	$10,595

Less: amount representing interest and sales tax	(3)

Present value of capital lease obligations	14
Less: current portion of capital lease obligations	(14)

Long-term capital lease obligations	$—

        From time to time, the Company is subject to various claims that arise in the normal course of business. In the opinion of management, the Company is unaware of any pending or unasserted claims that would have a material adverse effect on the financial position, liquidity or results of the Company.

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

        Certain executive officers are entitled to certain payments if they are terminated without cause or as a result of a change in control. Upon termination without cause, and not as a result of death or disability, each of such officers is entitled to receive a payment of base salary for four to six months following termination of employment and certain officers will be entitled to continue to receive coverage under medical and dental benefit plans for four to six months or until such officers are covered under a separate plan from another employer. Upon a termination other than for cause or with good reason following a change in control, each of such officers will be entitled to the same benefits as upon termination without cause and will also be entitled to certain acceleration of such officer's outstanding unvested options at the time of such termination.

8. Income Taxes

        The components of the provision (benefit) for income taxes attributable to continuing operations are as follows for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2010
Income tax provision:
Current:
Federal	$72	$25
Foreign	—	—
State	227	194

Total Current	299	219

Deferred:
Federal	—	—
Foreign	—	—
State	—	—

Total Deferred	—	—

Total Provision	$299	$219

        As of December 31, 2010, the Company had federal net operating loss carryforwards of approximately $29.2 million, a research and development credit carryforward of approximately $1.1 million, and an AMT credit carryforward of approximately $0.2 million. The net operating loss and research and development credits will begin to expire in 2020 if not utilized.

        Utilization of the net operating losses and tax credits may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and research and development credits before utilization.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

purposes. Significant components of the Company's deferred taxes as of December 31, 2010 and 2009 are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Deferred tax assets:
Current deferred tax assets:
Bad debt	$83	$83
Accrued liabilities	691	430
Deferred rent	249	259

Gross current deferred tax assets	1,023	772
Valuation allowance	(910)	(684)

Net current deferred tax assets	113	88

Noncurrent deferred tax assets:
Net operating loss carryforwards	10,223	11,614
Research and development credit & AMT carryforwards	1,582	1,303
Deferred revenue	984	1,183
State tax credits	442	453
Depreciation and amortization	—	767
Other	809	544

Gross noncurrent deferred tax assets	14,040	15,864
Valuation allowance	(12,484)	(14,048)

Net noncurrent deferred tax assets	1,556	1,816

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expense	(180)	(182)

Total current deferred tax liabilities	(180)	(182)

Noncurrent deferred tax liabilities
Depreciation and amortization	(108)	—
Intangibles	(1,381)	(1,722)

Total noncurrent deferred tax liabilities	(1,489)	(1,722)

Net current deferred tax liability	(67)	(94)

Net noncurrent deferred tax asset	$67	$94

        The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. During 2010, the valuation allowance decreased by $1.3 million, primarily due to taxable income from operations. During 2009, the valuation allowance decreased by $4.4 million, primarily due to taxable income from operations and the reduction of net operating losses and research and development credits not previously benefited.

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

        As of December 31, 2010, the valuation allowance includes approximately $515,000 related to the acquisition of GetActive's net deferred tax assets. The initial recognition of these acquired deferred tax asset items will result in a benefit to income taxes.

        The Company's provision (benefit) for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes in 2010, 2009 and 2008, primarily as a result of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Federal statutory rate	34.0%	(34.0)%	(34.0)%
State taxes, net of federal benefit	7.5	9.4	(2.3)
Change in deferred tax valuation allowance	(43.1)	(8.6)	40.2
Permanent items	3.0	2.8	1.6
Research and development tax credits	(6.1)	(6.3)	2.3
Warrant revaluation	0.1	14.8	(16.4)
Stock compensation	11.1	30.7	10.3
Other	1.6	2.8	(1.7)

	8.1%	11.6%	—%

        Effective January 1, 2007, the Company adopted a new accounting standard relating to the accounting for uncertain tax positions. The Company recorded no additional tax liability as a result of the adoption of this standard and no adjustments to the January 1, 2007 balance of retained earnings. The reconciliation of unrecognized tax benefits at the beginning and end of the year is as follows (in thousands):

Balance at January 1, 2010	$148
Additions based on tax positions related to the current year	20
Decreases based on tax positions related to prior years	—

Balance at December 31, 2010	$168

        Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company's effective tax rate.

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During 2010, the Company did not recognize any interest or penalties.

        The Company files consolidated and separate tax returns in the U.S. federal jurisdiction and in several state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2007 and is no longer subject to state and local income tax examinations by tax authorities for years before 2006. The Company is not currently under audit for federal, state or any foreign jurisdictions.

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity

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

Initial Public Offering

        On May 4, 2010, the Company completed an initial public offering consisting of 5,132,728 shares of common stock at $9.00 per share. The total shares sold in the offering included 1,343,201 shares sold by selling stockholders and 3,789,527 shares sold by the Company. In addition, the underwriters exercised their option to purchase an additional 769,909 shares to cover over-allotments. After deducting the payment of underwriters' discounts and commissions and offering costs, the net proceeds to the Company from the sale of shares in the offering were approximately $35.9 million.

Conversion of Common and Preferred Stock

        Immediately prior to the closing of the Company's initial public offering, which occurred on May 4, 2010, each share of the Company's outstanding preferred and common stock was convertible into one share of undesignated common stock. The following table presents the conversion of all classes of stock on May 4, 2010:

	Prior to Conversion	Subsequent to Conversion
Convertible Preferred Stock
Series A	3,036,198	—
Series B	1,138,380	—
Series C	1,141,459	—
Common Stock
Series P	5,458,168	—
Series Q	198,796	—
Series R	676,025	—
Series S	1,086,210	—
Undesignated Common Stock	—	12,735,236

        Following the consummation of our initial public offering in May 2010, we amended our certificate of incorporation to, among other things, set the authorized capital stock of the company at 45,000,000 shares, par value of $0.001 per share, comprised of 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2010, there were no preferred shares designated or issued. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at any meeting of stockholders.

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

Series A, B and C Convertible Preferred Stock

        Convertible preferred stock as of December 31, 2010 and 2009 consisted of the following:

	Year Ended December 31,
	2010	2009
	(in thousands)
Series A convertible preferred stock: $0.001 par value; zero and 3,160,608 shares authorized at December 31, 2010 and 2009, respectively; zero and 3,036,198 shares issued and outstanding at December 31, 2010 and 2009, respectively	$—	$17,251
Series B convertible preferred stock: $0.001 par value; zero and 1,138,396 shares authorized at December 31, 2010 and 2009, respectively; zero and 1,138,380 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	6,468
Series C convertible preferred stock: $0.001 par value; zero and 1,141,470 shares authorized at December 31, 2010 and 2009, respectively; zero and 1,141,459 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	10,150

Total convertible preferred stock	$—	$33,869

Stock Warrants

        On April 29, 2010, in conjunction with the Company's initial public offering, 252,665 shares of common stock issuable upon the exercise of outstanding warrants were converted into an equivalent number of shares of a single class of common stock. Immediately prior to the closing of the initial public offering, a portion of the warrants were net exercised, resulting in the issuance of 72,800 shares of common stock. Subsequent to the net exercise and as of December 31, 2010, 106,725 shares of common stock were issuable upon the exercise of the remaining warrants with a weighted average exercise price of $4.60 per share and a weighted average remaining life of 1.4 years.

Preferred Stock Warrant Liability

        Prior to the Company's completion of its initial public offering, freestanding warrants that were related to the Company's preferred stock were classified as liabilities in the accompanying balance sheets. The warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense). The Company recorded $15,000 and $814,000 of other expense and $1.8 million of other income in 2010, 2009 and 2008, respectively, to reflect the change in fair value of the preferred stock warrants during those periods. Upon the closing of the initial public offering on May 4, 2010, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital.

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

Stock Option Plans

        The Company has in effect equity compensation plans under which it has granted incentive stock options, non-qualified stock options and restricted stock units to employees, directors and consultants. The incentive stock options and non-qualified stock options allow the holder to purchase shares of the Company's undesignated common stock, or Series P common stock prior to the Company's initial public offering, at a price not less than the fair market value of the stock at the date of grant except in the event of a business combination. The restricted stock units entitle the holder to receive shares of the Company's stock after a vesting requirement is satisfied. The fair value of each restricted stock award is estimated using the intrinsic value method which is based on the closing price on the date of grant. Compensation expense for restricted stock and restricted stock unit awards is recognized over the vesting period on a straight-line basis net of estimated pre-vesting forfeitures.

2009 Stock Incentive Plan

        During 2009, the Company's Board of Directors approved resolutions to adopt the 2009 Stock Incentive Plan (the "2009 Plan") providing for the issuance of up to 580,096 shares of the Company's common stock to directors, employees, consultants and other independent advisors. The share reserve under the 2009 Plan contains an evergreen provision that allows for an annual increase on January 1 of each year equal to the lesser of (a) 4% of the aggregate outstanding shares on the first day of the applicable year and (b) any lesser amount determined by our board of directors. The 2009 Plan provides for the issuance of restricted common stock, incentive stock options or nonqualified stock options. Pursuant to the 2009 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant, or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant.

        In the event of a change in control, outstanding stock options and other awards that are payable in or convertible into common stock under the 2009 Plan will terminate upon the effective time of the change in control unless provision is made in connection with the transaction for the continuation or assumption of such awards by, or for the substitution of the equivalent awards under a cash incentive program. Fifty percent of the outstanding stock options and other awards that will terminate upon the effective time of the change in control shall become fully vested immediately before the effective time of the change in control or upon involuntary termination, in the case the participant has completed at least one year of service with the company prior to the change in control. Participants not completing at least one year of service, shall only vest in that number of outstanding stock options and other awards in which the participant would have vested upon the participant's completion of one year of service.

        As of December 31, 2010, 251,291 options and 135,855 restricted stock units had been granted from the 2009 Plan. Additionally, as of December 31, 2010, there were 198,980 shares available for future grant under the 2009 Plan.

1999 Stock Option/Stock Issuance Plan

        The 1999 Stock Option/Stock Issuance Plan (the "1999 Plan") provided for the issuance of up to 2,021,324 shares of the Company's common stock to directors, employees, consultants and other independent advisors. During 2006, the Company's Board of Directors approved resolutions to increase the number of shares authorized for issuance under the 1999 Plan from 2,021,324 to 2,373,324. During

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

2007, the Company's Board of Directors approved resolutions to increase the number of shares authorized for issuance under the 1999 Plan from 2,373,324 to 2,988,268. During 2008, the Company's Board of Directors approved resolutions to increase the number of shares authorized for issuance under the 1999 Plan from 2,988,268 to 3,528,588. During 2009, the Company's Board of Directors approved resolutions to increase the number of shares authorized for issuance under the 1999 Plan from 3,528,588 to 3,928,812. The 1999 Plan provided for the issuance of restricted common stock, incentive stock options or nonqualified stock options. Pursuant to the 1999 Plan, the exercise price for incentive stock options was at least 100% of the fair market value on the date of grant, or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant.

        Options issued prior to August 2006 generally expire in 10 years, however, beginning in August 2006, the expiration date was changed to 7 years. Vesting periods are determined by the Board of Directors; however, options generally vest 25% after the completion of one year of service, with the remaining balance vesting on a pro rata basis monthly for thirty-six months. Grants issued prior to January 1, 2003 and select nonqualified grants issued subsequent to that date contain provisions that allow for exercise prior to full vesting. In connection with the exercise of these options pursuant to the 1999 Plan, employees entered into restricted stock purchase agreements with the Company. Under the terms of these agreements, the Company has a right to repurchase any unvested shares at the original exercise price of the shares upon the employee's termination of service to the Company. The repurchase rights lapse ratably over the vesting term of the original grant.

        In the event of a change in control, the accelerated vesting of certain outstanding options will automatically occur unless the successor corporation assumes the options and the right to repurchase, or the options are replaced with a cash incentive program.

        The 1999 Plan expired on November 9, 2009.

2000 & 2006 GetActive Plans

        In connection with the Company's acquisition of GetActive, the Company assumed GetActive's 2000 Stock Option Plan (the "2000 Plan") and 2006 Equity Incentive Plan (the "2006 Plan") (collectively, the "GetActive Plans") including all of the outstanding stock options issued under the GetActive Plans. The stock options under the GetActive Plans that the Company assumed became options to purchase an aggregate of 449,836 shares of the Company's common stock with exercise prices ranging from $0.09 to $3.52 per share.

        The options outstanding under the GetActive Plans generally vest with respect to 25% of the shares one year after the options' vesting commencement date and the remainder ratably on a monthly basis over the following three years. Options granted under the GetActive Plans have a maximum term of 10 years. Options could be exercised at any time, and stock issued under the GetActive Plans could be, as determined by the Board, subject to repurchase by the Company. This right to repurchase generally lapses over four years from the original date of issuance or grant. As of December 31, 2010, there were no outstanding shares subject to repurchase by the Company.

        Stock compensation expense recorded for all of the stock option plans in 2010, 2009 and 2008 was $2,048,000, $2,503,000 and $1,556,000, respectively.

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

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

        The following table summarizes the weighted average grant-date value of options and the assumptions used to develop their fair value for 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Weighted-average grant-date fair value of options	$4.31	$1.22	$3.92
Risk-free interest rate	2.28%	1.95%	3.00%
Expected volatility	0.62	0.66	0.57
Expected life in years	4.3	4.69	4.58
Dividend yield	—	—	—

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

        A summary of the changes in common stock options issued under all of the existing stock options plans is as follows:

	Shares	Range of Exercise Prices	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding, December 31, 2007	2,436,911	$0.09 - $17.05	$1.08
Granted	541,733	$5.99 - $9.20	7.90
Exercised	(84,884)	$0.09 - $5.97	1.66
Forfeited	(110,174)	$0.85 - $12.78	5.91

Options outstanding, December 31, 2008	2,783,586	$0.09 - $17.05	$3.98
Granted	1,689,624	$4.57 - $6.31	4.78
Exercised	(25,328)	$0.54 - $4.57	1.46
Forfeited	(1,319,260)	$0.54 - $12.78	7.14

Options outstanding, December 31, 2009	3,128,622	$0.09 - $17.05	$3.10	$17,691,574

Granted	251,291	$7.85 - $9.15	8.77
Exercised	(337,157)	$0.09 - $5.97	2.05	$2,187,559

Forfeited	(119,847)	$0.09 - $17.05	3.83

Options outstanding, December 31, 2010	2,922,909	$0.09 - $12.78	$3.68	$13,589,196

        The aggregate intrinsic value of options outstanding and options exercised was calculated based on the positive differences between the estimated fair value of the Company's common stock of $8.29 and $8.75 per share on December 31, 2010 and 2009, respectively, or at time of exercise, and the exercise price of the options.

        The following table summarizes information about options outstanding at December 31, 2010:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable and Vested	Weighted- Average Exercise Price
$0.09 - $1.14	907,049	3.61	$0.99	907,049	$0.99
$1.24 - $4.15	296,196	4.91	2.06	294,121	2.05
$4.57 - $4.57	1,090,872	5.05	4.57	712,308	4.57
$5.40 - $8.75	616,314	5.57	6.72	172,573	5.70
$9.15 - $12.78	12,478	5.99	9.51	1,378	11.75

$0.09 - $12.78	2,922,909	4.70	$3.68	2,087,429	$2.76

        At December 31, 2010, there was an estimated $2.9 million of total unrecognized compensation costs related to stock-based compensation arrangements. These costs will be recognized over a weighted average period of 1.9 years.

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

        Certain stock options have been exercised prior to vesting resulting in the issuance of nonvested shares. A summary of the Company's nonvested shares as of December 31, 2010, and changes during 2010, is presented below:

Nonvested shares	Shares	Weighted- Average Intrinsic Value
Nonvested at December 31, 2009	163	$1,000
Issued	—	—
Vested	(163)	(1,000)

Nonvested at December 31, 2010	—	$—

        Cash received from option exercises during 2010 was $695,000. The Company has historically issued new shares to satisfy share option exercises.

Restricted Stock Units

        A summary of restricted stock unit activity under the Company's stock incentive plans as of December 31, 2010, and changes during 2010 are as follows:

	Shares	Weighted- Average Fair Value
Unvested, January 1, 2010	—	$—
Granted	135,855	9.00
Vested and issued	—	—
Cancelled	(3,465)	9.14

Unvested, December 31, 2010	132,390	$9.00

        As of December 31, 2010, there was an estimated $1.1 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Company's 2009 Plan. The cost is expected to be recognized through December 2014 with a weighted average recognition period of approximately 3.2 years.

Stock Option Exchange

        In February 2009, the Company's board of directors approved a proposal to offer current employees, consultants or directors the opportunity to exchange outstanding eligible stock options for new options. Other than a reduced exercise price, the exchanged stock options had the same terms and conditions as prior to the repricing. The offer was made to eligible option holders on February 16, 2009 and expired on March 16, 2009. Unexercised options that were granted under our 1999 Plan on or after May 9, 2007 and which had an exercise price equal to or greater than $4.57 per share were eligible under this program. Pursuant to the exchange, the Company subsequently canceled options for 1.1 million shares of common stock and issued an equivalent number of new stock options to eligible holders on March 16, 2009 at an exercise price of $4.57 per share. The incremental $590,000 of compensation due to the exchange was allocated between options vested at the date of issuance and unvested options at the date of issuance. The $435,000 related to vested options was expensed on the

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

date of issuance and the remaining $155,000 related to unvested options will be expensed over the remaining vesting period of the options.

10. Write Off of Deferred Stock Offering Costs

        In August 2008, the Company withdrew a Form S-1 Registration Statement on file with the Securities and Exchange Commission due to weak market conditions. As a result approximately $1.5 million of prepaid stock offering costs were written off in August 2008.

11. Employee Benefit Plan

        During fiscal 2001, the Company established the Convio 401(k) Plan (the "Convio Plan") for the benefit of substantially all employees. The Company is the administrator of the Convio Plan. During 2006 and 2007, to be eligible for the Convio Plan, employees must have reached the age of 21 and three months of employment with the Company. Effective January 1, 2008, all employees regardless of age are eligible to participate in the Convio Plan immediately upon hire and will be automatically enrolled after 30 days of employment, unless they elect not to participate. Participants may elect to contribute up to 60% of their compensation to the Convio Plan. The Company may make discretionary matching contributions of a participant's compensation as well as discretionary profit-sharing contributions to the Convio Plan. The Company has not contributed to the Convio Plan to date.

12. Subsequent Events

Emeryville, California Lease

        On February 8, 2010, the Company entered into an office building lease with Emery Station Joint Venture, LLC pursuant to which Convio will lease approximately 6,185 square feet in an office facility located in Emeryville, California. The lease has a term of sixty-three months, which is projected to commence on April 15, 2011. The lease agreement contains escalating rent payments, which may be adjusted for component charges, taxes, insurance and maintenance related to the property. The total basic rent payable over the full sixty-three month lease term will be approximately $977,000. The Company's former lease for office space in Berkley, California will expire in June 2011.

        As a result of the new lease agreement, future minimum payments under operating lease obligations will be as follows (in thousands):

Operating Leases
2011	$2,235
2012	2,225
2013	2,001
2014	964
2015	999
Thereafter	3,148

Total	$11,572

Convio, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Subsequent Events (Continued)

StrategicOne Acquisition

        On January 28, 2011, the Company acquired StrategicOne, LLC ("StrategicOne"), a privately-owned company, to strengthen its enterprise offering by adding the experience and expertise of a proven provider of data analytics, predictive modeling and other database marketing services to the Company.

        StrategicOne was acquired for approximately $4,916,000 in cash. In addition, the Company agreed to deliver up to 50,000 shares of Convio and pay up to $1,300,000 in additional cash consideration over the next three years upon the achievement by the entity of certain milestone-based objectives, the payment of which are guaranteed by Convio in the event that such milestone based objectives are achieved.

        The Company will record the purchase of StrategicOne using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of StrategicOne's operations will be included in the Company's consolidated results of operations beginning with the date of the acquisition. The Company is currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed and will complete its purchase price allocation in the first quarter of 2011.

Increase in 2009 Stock Incentive Plan Equity Pool

        The share reserve under the 2009 Plan contains an evergreen provision that allows for an annual increase on January 1 of each year beginning in 2011 and through 2019 equal to 4% of the aggregate outstanding shares on December 31 of each preceding calendar year or a lesser amount as determined by our board of directors. In January 2010, the Company's Board of Directors approved an annual increase to the 2009 Plan share reserve of 4% of the 17,612,536 aggregate outstanding shares at December 31, 2010. Therefore, the total reserve was increased by 704,501 shares.

Supplementary Financial Information (Unaudited)

        The following tables set forth our unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2010. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.

        Quarterly financial information for 2010 and 2009 is as follows (in thousands, except per share amounts):

	Three Months Ended
	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010	Dec 31, 2009	Sep 30, 2009	Jun 30, 2009	Mar 31, 2009
	(in thousands)
Statements of Operations Data:
Total revenue	$16,980	$17,855	$18,216	$16,693	$15,784	$16,234	$16,408	$14,660
Gross profit	10,638	11,360	11,809	10,396	9,548	10,043	10,252	8,464
Income (loss) from operations	(154)	1,684	1,507	737	(891)	674	974	(1,481)
Income (loss) before income taxes	(76)	1,700	1,924	206	(1,447)	529	828	(1,786)
Net income (loss)	65	1,505	1,703	182	(1,562)	475	803	(1,811)
Earnings per share:
Basic	$0.00	$0.09	$0.11	$0.01	$(0.21)	$0.04	$0.06	$(0.25)
Diluted	$0.00	$0.08	$0.10	$0.01	$(0.21)	$0.03	$0.06	$(0.25)

        Earnings per common share are computed independently for each of the periods presented and, therefore, may not add up to the total for the year.