Form 10-Q
period 2011-03-31
Convio, Inc.
filed 2011-05-13
CIK 1407450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Telephone: (512) 652-2600
(Registrant's Telephone Number, Including Area Code)

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

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer	☐ Smaller Reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒  No

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 18,032,877 as of May 4, 2011.

Convio, Inc.
Form 10-Q for the Three Months Ended March 31, 2011

Cautionary Statement

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-Q (as well as documents incorporated herein by reference) may be considered “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include declarations regarding the intent, belief or current expectations of Convio, Inc. and its management and may be signified by the words “expects,” “anticipates,” “target,” “project,” “goals,” “estimates,” “potential,” “predicts,” “may,” “might,” “could,” “intends,” “believes” or similar language. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements.  Factors that could cause or contribute to such differences include those discussed under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this report.  Convio, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

Convio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,087	$18,447
Restricted cash	1,248	1,248
Marketable securities	37,719	36,774
Accounts receivable, less allowance of $130 and $230 at March 31, 2011 and December 31, 2010, respectively	11,204	8,154
Prepaid expenses and other current assets	1,791	1,558
Total current assets	63,049	66,181
Property and equipment, net	4,924	4,609
Goodwill	8,076	5,527
Intangible assets, net	5,765	3,990
Other assets	120	104
Total assets	$81,934	$80,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,329	$526
Accrued liabilities	2,898	3,014
Accrued compensation	1,834	2,526
Deferred revenue	15,722	15,917
Current portion of capital lease obligations	7	14
Total current liabilities	21,790	21,997
Long-term liabilities	500	—
Total liabilities	22,290	21,997
Commitments and Contingencies
Stockholders' deficit:
Common stock: $0.001 par value; 40,000,000 shares authorized at March 31, 2011 and December 31, 2010; 17,993,490 and 17,612,536 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	18	18
Additional paid-in capital	112,490	111,218
Accumulated other comprehensive income (loss)	9	(21)
Accumulated deficit	(52,873)	(52,801)
Total stockholders' equity	59,644	58,414
Total liabilities and stockholders' equity	$81,934	$80,411

See accompanying notes.

Convio, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenue:
Subscription	$11,788	$11,392
Services	3,533	2,971
Usage	2,942	2,330
Total revenue	18,263	16,693
Cost of revenue:
Cost of subscription and usage(1)(3)	3,221	3,037
Cost of services(2)(3)	4,130	3,260
Total cost of revenue	7,351	6,297
Gross profit	10,912	10,396
Operating expenses:
Sales and marketing(3)	6,000	5,324
Research and development(3)	2,775	2,525
General and administrative(3)	2,030	1,538
Amortization of other intangibles	210	272
Total operating expenses	11,015	9,659
Income (loss) from operations	(103)	737
Interest income	23	1
Interest expense	—	(63)
Other income (expense)	1	(469)
Income (loss) before income taxes	(79)	206
Provision (benefit) for income taxes	(7)	24
Net income (loss)	$(72)	$182
Net income (loss) attributable to common stockholders (note 2)
Basic	$(72)	$104
Diluted	$(72)	$182
Net income (loss) per share attributable to common stockholders (note 2)
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01
Weighted average shares used in computing net income (loss) per share attributable to common stockholders
Basic	17,786	7,356
Diluted	17,786	14,350
____________________________________________
(1)    Includes amortization of acquired technology of $98 and $127 for the three month period ended March 31, 2011 and 2010, respectively.
(2)    Includes compensation expense related to earnout provisions of the StrategicOne acquisition of $56 and zero for the three month period ended March 31, 2011 and 2010, respectively.
(3)    Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2011	2010
Cost of subscription and usage	$47	$40
Cost of services	114	78
Sales and marketing	192	164
Research and development	102	83
General and administrative	169	164

See accompanying notes.

Convio, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(72)	$182
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	586	574
Amortization of intangible assets	308	399
Amortization of software development costs	65	—
Amortization of debt issuance costs	—	7
Revaluation of warrants to fair value	—	469
Stock-based compensation	624	529
Changes in operating assets and liabilities:
Accounts receivable	(2,843)	(27)
Prepaid expenses and other assets	81	(1,121)
Accounts payable	774	62
Accrued liabilities	(861)	(183)
Deferred revenue	(206)	(440)
Net cash provided by (used in) operating activities	(1,544)	451
Cash flows from investing activities:
Purchases of marketable securities	(15,111)	—
Sales of marketable securities	7,405	—
Proceeds from maturities of marketable securities	6,476	—
Capitalized software development costs	(429)	(225)
Cost of StrategicOne acquisition	(4,416)	—
Purchase of property and equipment, net	(408)	(528)
Net cash used in investing activities	(6,483)	(753)
Cash flows from financing activities:
Payments made on long-term debt and capital lease obligations	(7)	(259)
Proceeds from issuance of common stock upon exercise of options	674	93
Net cash provided by (used in) financing activities	667	(166)
Net change in cash and cash equivalents	(7,360)	(468)
Cash and cash equivalents at beginning of period	18,447	16,662
Cash and cash equivalents at end of period	$11,087	$16,194
Supplemental information:
Interest paid	$—	$49
Taxes paid	$70	$5

See accompanying notes.

Convio, Inc.
Notes to Unaudited Consolidated Financial Statements
(unaudited)

1. The Company

Convio, Inc., together with its wholly-owned subsidiaries (collectively, the “Company” or “Convio”), is a provider of on-demand constituent engagement solutions that enable nonprofit organizations (“NPOs”) to more effectively raise funds, advocate for change and cultivate relationships with donors, activists, volunteers, alumni and other constituents. The Company's integrated solutions include its Convio Online Marketing (“COM”) platform and Convio Common Ground CRM, its constituent relationship management application. The COM platform enables NPOs to harness the full potential of the Internet and social media as new channels for constituent engagement and fundraising. Common Ground delivers next-generation donor management capabilities, integrates marketing activities across online and offline channels and is designed to increase operational efficiency. The Company's solutions are enhanced by a portfolio of value-added services tailored to its clients' specific needs.

The Company was incorporated in Delaware on October 12, 1999. On February 16, 2007, the Company acquired GetActive Software, Inc. (“GetActive”), a privately owned company based in Berkeley, California. The Company acquired GetActive, a provider of online constituent relationship management software and services and a competitor of the Company, to expand its client base and increase its market presence in the nonprofit market. On January 28, 2011, the Company's wholly owned subsidiary StrategicOne, Inc. ("StrategicOne") acquired substantially all of the assets and assumed certain liabilities of StrategicOne, LLC, a privately owned company, to strengthen its enterprise offering by adding the experience and expertise of a provider of data analytics, predictive modeling and other database marketing services to the Company. The Company currently markets its products and services throughout North America.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC. The December 31, 2010 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of the Company's statement of financial position as of March 31, 2011 and December 31, 2010 and the Company's results of operations and its cash flows for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2011. All references to March 31, 2011 or to the three months ended March 31, 2011 and 2010 in the notes to the consolidated financial statements are unaudited.

Basis of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Quarterly Financial Information

The Company's quarterly operating results normally fluctuate as a result of seasonal and other variations in its business, principally due to usage revenue which is derived from funds raised by its clients at special events and sales commissions which are expensed in the period in which the agreements are signed. The growth and amount of usage revenue vary based on the number of events, the percent of funds raised online for these events, the growth and success of events and the signing of new clients for events. The Company recognizes the usage revenue from these events when the usage amounts are determined, reported and billed to the client. Usage revenue is seasonal as events are typically held in the spring and fall. Historically, the

Company's usage revenue has been higher during the second and third quarters. In addition, period-over-period comparisons may be impacted significantly by the addition or loss of any special events of enterprise clients. The Company's operating expenses may also fluctuate as a result of sales commissions. The Company expenses sales commissions in the period in which it signs agreements, but the Company generally recognizes the related revenue over the terms of those agreements. The Company may report poor operating results due to higher sales commissions in a period in which it experiences strong sales of its solutions, particularly sales to enterprise clients. Alternatively, the Company may report better operating results due to lower sales commissions in a period in which it experiences a slowdown in sales. As a result, its sales and marketing expenses may fluctuate quarterly and will not be indicative of annual sales and marketing expenses.

2. Summary of Significant Accounting Policies

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental United States GAAP as found in the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”).

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

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to current year presentation. The presentation of the unaudited consolidated statements of operations has been modified as a result of the adoption of ASU 2009-13, Multiple‑Deliverable Revenue Arrangements ("ASU 2009-13"), as more fully described under Revenue Recognition below.

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
In determining whether collection of the subscription and related services fee is reasonably assured, the Company considers financial and other information about clients, such as a client's funding level, obtained as part of the Company's sales effort with the clients. As a client relationship progresses, the Company also considers the client's payment history. The Company's experience in determination of collectability has historically been good as bad debt expenses have not been significant to date.

In determining whether the fee is fixed or determinable, the Company only recognizes revenue for amounts that the client is legally obligated to pay. There are no instances where the Company is recognizing revenue prior to invoicing the client. For example, for multi-year contracts where the client has the right to cancel a portion of the contractual term, the Company only recognizes revenue for amounts related to the noncancellable portion of the contract until the client has relinquished its right to cancel. For multi-year contracts with increasing annual payments, the Company recognizes revenue based upon the amounts actually invoiced, which results in an increasing amount of revenue recognized each year. For multi-year contracts with decreasing annual payments, the Company recognizes revenue ratably using the entire noncancellable contract value, which results in cash received in the early portion of the contract term exceeding the amount of revenue recognized. For contracts that have usage-based terms, the Company recognizes revenue when the usage amounts are determined, reported and billed to the client.

Subscription revenue is recognized ratably over the term of the agreement beginning on the later of the activation date or the date the client begins paying for the subscription. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

In October 2009, the FASB amended the accounting standards for multiple-element revenue arrangements to:

•	provide updated guidance on how multiple deliverables that exist in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using best estimated selling prices (“BESP”) of each element if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

The Company adopted this accounting guidance prospectively for applicable arrangements entered into or materially modified after January 1, 2011 (the beginning of the Company's fiscal year).

Prior to adoption of ASU 2009-13, services, when sold with a subscription of the Company's modules, did not qualify for separate accounting as the Company did not have objective and reliable evidence of fair value of the undelivered subscription service. Therefore, it recognized such services revenue from these multiple-element agreements ratably over the term of the related subscription agreement and allocated subscription revenue and services revenue based on the stated contract price. If elements were not separately priced in the contract then the entire amount was allocated to subscription revenue. The Company will continue to recognize revenue on all services sold together with a subscription entered into prior to January 1, 2011 ratably over the remaining subscription period.

As a result of adopting ASU 2009-13, the Company accounts for services as a separate unit of account from subscriptions when each is sold in one arrangement. In accordance with ASU 2009-13, the Company allocates revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on VSOE of selling price, if available, TPE of selling price, if VSOE is not available, or BESP, if neither VSOE nor TPE is available. The Company has been unable to establish VSOE or TPE for the elements included in its multiple-element sales arrangements. Therefore, the Company has established the BESP for each element primarily by considering the average price of actual sales of services sold on a standalone basis, renewal pricing of subscription services, the number of modules purchased or renewed and the expected usage by the client over their subscription term, as well as other factors, including but not limited to market factors, management's pricing practices and growth strategies. Revenue allocated to the subscription is recognized over the subscription term and revenue allocated to services is recognized as the services are delivered.

The total arrangement fee for a multiple-element arrangement is allocated based on the relative BESP of each element.  If the amount of the total arrangement consideration allocable to services under this method is greater than the fee stated in the contract for the delivery of such services, only the contractually-stated amount is recognized as revenue as the services are delivered to the client.  The additional fees allocated to services above the amount stated in the contract are recognized ratably over the term of the subscription as that allocated fee becomes due.

Revenue for the three months ended March 31, 2011 was $18.3 million with the adoption of ASU 2009-13 and would have been virtually the same at $18.3 million for the three months ended March 31, 2011 had the Company not adopted ASU 2009-13. The difference in revenue was immaterial as the Company adopted the new guidance for all arrangements entered in to or materially modified after January 1, 2011 and the majority of the Company's multiple element arrangements are entered into during the last month of a given quarter. As the Company will be able to recognize the revenue allocated to services upon delivery and completion of the work rather than ratably over the contracted term of the subscription as required under the previous accounting guidance, the Company expects that the adoption of ASU 2009-13 will result in an increase in revenue for the remainder of 2011. The Company is not able to reasonably estimate the amount of the increase in revenue, as the impact will depend on the nature and size of the new or materially modified arrangements as well as the mix of subscription and services included in the arrangements in any given future period.

When the Company sells services other than with the subscription of its modules, the Company evaluates whether the services should be combined with the existing subscription agreement as a multiple-element revenue arrangement based on the following factors:

•	availability of the services from other vendors;

•	whether objective and reliable evidence of fair value exists for the undelivered elements;

•	the nature of the services;

•	the timing of when the services agreement was signed in comparison to the subscription service start date; and

•	the contractual dependence of the subscription service on the client's satisfaction with the services.
When the Company sells services other than with the subscription of its modules, the Company recognizes revenue under time and material contracts as the services are delivered and the Company recognizes revenue from fixed price contracts as the services are delivered using a proportional performance method.

Certain clients have contracts that provide for a percentage of donations received online through its modules to be paid to the Company in place of or in conjunction with the standard monthly subscription fee. In addition, certain clients have contracts which require payment of additional fees for usage above the levels included in the standard monthly subscription fee. Such fees are recognized as revenue when the usage amounts are determined, reported and billed to the client.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company's subscription service and related professional services described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its clients for their subscription service in quarterly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancellable subscription agreements.

Research and Development

The Company capitalizes the costs to develop software for internal use (including the costs of developing the Company's COM and Common Ground solutions) incurred during the application development stage as well as costs to develop significant upgrades or enhancements to existing internal use software. These costs are amortized on a straight-line basis over an estimated useful life of three years. During the three months ended March 31, 2011 and 2010, the Company capitalized approximately $429,000 and $225,000, respectively, of costs incurred to upgrade and enhance existing internal use software. Capitalized costs are recorded as part of property and equipment.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only element of other comprehensive income is unrealized gains and losses on available-for-sale securities. There were no realized gains or losses recorded to net income (loss) for the three months ended March 31, 2011 or 2010.

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$(72)	$182
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	30	—
Comprehensive income (loss)	$(42)	$182

Sales Commissions

Sales commissions are earned by the salesperson at the time of contract signing and sales commissions are expensed as incurred.

Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs the positive evidence of its forecasted future results of positive pre-tax income. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through March 31, 2011, the Company has not identified any material uncertain tax positions for which liabilities would be required.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the estimated fair value of the award on that date, and is recognized as expense over the requisite service period, which is generally over the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of stock based awards.

Net Income (Loss) Per Share

The Company used the two-class method to compute net income per share for the three months ended March 31, 2010, because the Company had previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. In May 2010, all of the Company's outstanding convertible preferred stock converted into common stock in connection with the Company's initial public offering. Prior to the conversion, the holders of the Series C convertible preferred stock were entitled to receive dividends when, as and if declared by the board of directors, in preference to a declaration or payment of a dividend, at a rate of $0.7114 per share. In addition, the holders of the Series A and Series B convertible preferred stock were entitled to receive dividends, when, as and if declared by the board of directors, in preference to any common stock of the Company. The dividends were non-cumulative and no such dividends were declared or paid. Holders of Series A, Series B and Series C convertible preferred stock did not share in losses of the Company.

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

In May 2010, in conjunction with the Company's initial public offering, all of the Company's Series P, Series Q, Series R and Series S common stock converted into undesignated common stock. Prior to the conversion, the Series P, Series Q, Series R and Series S common stock had the same dividend rights, and therefore, resulted in basic and diluted net income per share being the same for each class of common stock. As such, net income per share for the three months ended March 31, 2010 is presented on a combined basis.

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Basic net income (loss) per share
Numerator:
Net income (loss)	$(72)	$182
Less: Undistributed earnings allocated to participating preferred stock	—	(78)
Net income (loss) attributable to common stockholders	$(72)	$104
Denominator:
Weighted average common shares outstanding, basic	17,786	7,356
Basic net income (loss) per common share	$(0.00)	$0.01

Diluted net income (loss) per share
Numerator:
Net income (loss)	$(72)	$182
Denominator:
Weighted average common shares outstanding, basic	17,786	7,356
Add: Outstanding convertible preferred stock(1)	—	5,316
Add: Outstanding convertible preferred stock warrants(2)	—	122
Add: Options to purchase common stock	—	1,556
Weighted average common shares outstanding, diluted	17,786	14,350
Diluted net income (loss) per common share	$(0.00)	$0.01
_________________________________________
(1)    Immediately prior to the closing of the Company's initial public offering, each share of the Company's outstanding preferred stock was converted into one share of undesignated common stock.

(2)    Upon the closing of the Company's initial public offering, all outstanding preferred stock warrants were converted into warrants to purchase common stock.

The following table displays the Company's other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share for the three months ended March 31, 2011, as the effect of including them would have been anti-dilutive (in thousands):

As of March 31,
2011
Stock options	1,516
Convertible preferred stock warrants	33
Restricted stock units	32

3. Acquisition of StrategicOne, LLC
On January 28, 2011, the Company's wholly owned subsidiary StrategicOne, Inc. acquired certain assets and liabilities of StrategicOne, LLC, a privately owned company, to strengthen its enterprise offering by adding the experience and expertise of a provider of data analytics, predictive modeling and other database marketing services to the Company. The purchase price paid was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. The goodwill was allocated to the Company's one operating segment and is expected to be deductible for tax purposes.

StrategicOne acquired the assets and assumed certain liabilities in exchange for $4,916,000 in cash, $500,000 of which has been held back for a period of 18 months from the acquisition date to compensate the Company for breach of any representation or warranty, or any violation or default of any obligation by StrategicOne, LLC subsequent to the acquisition and is recorded as a long-term liability on the consolidated balance sheet. In addition, Convio agreed to deliver up to 50,000 shares of Convio common stock (acquisition date fair value of $450,000) and pay up to $1,300,000 in additional cash consideration over the next three years upon the achievement of certain milestone-based objectives, the payment of which are guaranteed by Convio in the event that such milestone-based objectives are achieved. Payouts under these agreements are contingent upon future employment of certain former StrategicOne, LLC employees with Convio and were therefore not included as consideration in recording the business combination but will be recorded as compensation expense as earned. Through March 31, 2011, the Company has recognized approximately $81,000 in compensation expense under these agreements.

The Company recorded the purchase of StrategicOne, LLC's assets and liabilities assumed using the acquisition method of accounting and accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of StrategicOne's operations are included in the Company's consolidated results of operations beginning with the date of the acquisition. Proforma results of operations related to this acquisition have not been presented since StrategicOne, LLC's operating results up to the date of acquisition were not material to the Company's consolidated financial statements.

The purchase price was allocated as follows (in thousands):

Assets Acquired:
Accounts receivable	$207
Other current assets	17
Property and equipment	128
Customer relationships	80
Noncompete agreements	190
Intellectual property	1,767
Trade names	46
Goodwill	2,548
Total assets acquired	4,983
Liabilities assumed:
Deferred revenue	11
Current liabilities	56
Total liabilities assumed	67
Net assets acquired	$4,916

The noncompete agreements intangible asset relates to agreements with certain individuals that were formerly associated with StrategicOne, LLC and will be amortized over the four-year term of the agreements. The customer relationships, intellectual property and trade names intangible assets acquired will be amortized over a three-year term from the acquisition date.

Acquisition costs of $103,000 in the three months ended December 31, 2010 and $90,000 in the three months ended March 31, 2011 have been included in general and administrative expenses on the consolidated statement of operations.

4. Cash, Cash Equivalents and Marketable Securities
The Company's cash equivalents and marketable securities as of March 31, 2011 consisted primarily of U.S. government agency bonds, corporate bonds, commercial paper and money market funds.

At March 31, 2011, the Company's cash, cash equivalents and marketable securities consist of the following (in thousands):

	March 31, 2011
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$4,995			$4,995
Cash on hand held in money market funds	742			742
Restricted cash held in money market funds	1,248			1,248
Available-for-sale securities:
Commercial paper	3,999	$—	$—	3,999
Corporate bonds	1,132	—	—	1,132
Money market funds	219	—	—	219
Total available-for-sale securities	5,350	—	—	5,350
Total cash and cash equivalents	$12,335	$—	$—	$12,335

Marketable Securities:
Available-for-sale securities:
U.S. government agency	$22,364	$(5)	$8	$22,367
Corporate bonds	9,149	(1)	8	9,156
Commercial paper	6,196	—	—	6,196
Total marketable securities	$37,709	$(6)	$16	$37,719

The following table summarizes the contractual underlying maturities of the Company's available-for-sale securities at March 31, 2011 (in thousands):

	March 31, 2011
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Due in one year or less	$38,615	$(3)	$16	$38,628
Due after one year through two years	4,444	(3)	—	4,441
Total available-for-sale securities	$43,059	$(6)	$16	$43,069

At March 31, 2011, the Company performed a review of all of the securities in its portfolio with an unrealized loss position to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company's assessment included but were not limited to the following: the Company's ability and intent to hold the security until maturity, the number of months until the security's maturity, the length of time that each security has been in an unrealized loss position, ratings assigned to each security by independent ratings agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. Impairments are not considered other than temporary as the Company has the intent to hold these investments until maturity. No other-than-temporary impairments were identified as of March 31, 2011 related to securities currently in the Company's portfolio. The Company also noted that none of the securities in the portfolio as of March 31, 2011 have been in an unrealized loss position for greater than one year.

5. Fair Value Measurements

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

	Fair Value Measurements at March 31, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents:
Cash on hand held in money market funds	$742	$—	$—	$742
Restricted cash held in money market funds	1,248	—	—	1,248
Available-for-sale securities:
Money market funds	219	—	—	219
Corporate bonds	1,132	—	—	1,132
Commercial paper	3,999	—	—	3,999
Total available-for-sale securities	5,350	—	—	5,350
Total cash equivalents	$7,340	$—	$—	$7,340
Marketable Securities:
U.S. government agency	$22,367	$—	$—	$22,367
Corporate bonds	9,156	—	—	9,156
Commercial paper	6,196	—	—	6,196
Total marketable securities	$37,719	$—	$—	$37,719
Total	$45,059	$—	$—	$45,059

	Fair Value Measurements at December 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents:
Cash on hand held in money market funds	$740	$—	$—	$740
Restricted cash held in money market funds	1,248	—	—	1,248
Available-for-sale securities:
Money market funds	44	—	—	44
Commercial paper	6,199	—	—	6,199
Total available-for-sale securities	6,243	—	—	6,243
Total cash equivalents	$8,231	$—	$—	$8,231
Marketable Securities:
U.S. government agency	$24,953	$—	$—	$24,953
Corporate bonds	10,222	—	—	10,222
Commercial paper	1,599	—	—	1,599
Total marketable securities	$36,774	$—	$—	$36,774
Total	$45,005	$—	$—	$45,005

6. Commitments and Contingencies

The Company leases office space for its corporate headquarters located in Austin, Texas. This lease expires in September 2013. The Company also leases additional office space in the San Francisco Bay Area of California and Washington, D.C. With the acquisition of StrategicOne, LLC, we acquired leases for small offices in Overland Park, Kansas and Lincoln, Nebraska.

On February 8, 2011, the Company entered into an office building lease with Emery Station Joint Venture, LLC pursuant to which Convio will lease approximately 6,185 square feet in an office facility located in Emeryville, California. The lease has a term of sixty-three months, which is projected to commence on May 20, 2011. The lease agreement contains escalating rent payments, which may be adjusted for component charges, taxes, insurance and maintenance related to the property. The total basic rent payable over the full sixty-three month lease term will be approximately $977,000. The Company's former lease for office space in Berkley, California will expire in June 2011.

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

7. Income Taxes

In accordance with applicable accounting guidance, the income tax provision for the three months ended March 31, 2011 is based on the estimated annual effective tax rate for fiscal year 2011. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate change.

For the three months ended March 31, 2011 and 2010, the Company's provision for income taxes reflects an effective tax rate of approximately 9.0% and 11.5%, respectively. For the three months ended March 31, 2011 and 2010, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.

The Company has significant deferred tax assets related to its net operating loss carryforwards and tax credits, and has provided a valuation allowance for the full amount of its deferred tax assets, as it is more likely than not that any future benefit from deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs the positive evidence of its forecasted future results of positive pre-tax income. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.

The Company had approximately $168,000 in unrecognized tax benefits as of March 31, 2011. The Company does not expect to recognize any amount of the unrecognized tax benefit in the next twelve months, as the unrecognized income tax benefits relate to the uncertainty regarding certain credits taken on returns that have not been examined by the applicable tax authority. The Company's tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdictions.

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

Preferred Stock Warrant Liability

Prior to the Company's completion of its initial public offering, freestanding warrants that were related to the Company's preferred stock were classified as liabilities in the accompanying balance sheets. The warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense). The Company recorded $469,000 of other expense for the three months ended March 31, 2010, to reflect the change in fair value of the preferred stock warrants during the period. Upon the closing of the initial public offering on May 4, 2010, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital.

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

2009 Stock Incentive Plan

During 2009, the Company's Board of Directors approved resolutions to adopt the 2009 Stock Incentive Plan (the “2009 Plan”) providing for the issuance of up to 580,096 shares of the Company's common stock to directors, employees, consultants and other independent advisors. The share reserve under the 2009 Plan contains an evergreen provision that allows for an annual increase on January 1 of each year equal to the lesser of (a) 4% of the aggregate outstanding shares on the first day of the applicable year and (b) any lesser amount determined by our board of directors. In January 2011, the Company's Board of Directors approved an annual increase to the 2009 Plan share reserve of 4% of the 17,612,536 aggregate outstanding shares at December 31, 2010. Therefore, the total reserve was increased by 704,501 shares.

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

In the event of a change in control, outstanding stock options and other awards that are payable in or convertible into common stock under the 2009 Plan will terminate upon the effective time of the change in control unless provision is made in connection with the transaction for the continuation or assumption of such awards by, or for the substitution of the equivalent awards under a cash incentive program. Fifty percent of the outstanding stock options and other awards that will terminate upon the effective time of the change in control shall become fully vested immediately before the effective time of the change in control or upon involuntary termination, in the case the participant has completed at least one year of service with the company prior to the change in control. Participants not completing at least one year of service shall only vest in that number of outstanding stock options and other awards in which the participant would have vested upon the participant's completion of one year of service.

As of March 31, 2011, 543,291 options and 222,232 restricted stock units had been granted from the 2009 Plan. Additionally, as of March 31, 2011, there were 532,540 shares available for future grant under the 2009 Plan.

Stock Options

The Company uses the Black-Scholes model to estimate the fair value of its share-based payment awards. The Black-Scholes model requires estimates regarding the risk-free rate of return, dividend yields, expected life of the award and estimated forfeitures of awards during the service period. The calculation of expected volatility is based on historical volatility for comparable industry peer groups over periods of time equivalent to the expected life of each stock option grant. As the Company has limited history of trading in the public equity markets, the Company believes that comparable industry peer groups provide a more reasonable measurement of volatility in order to calculate an accurate fair value of each stock award. The expected term is calculated based on the weighted average of the remaining vesting term and the remaining contractual life of each award. The Company bases the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. The Company has never paid cash dividends and does not currently intend to pay cash dividends and thus has assumed a dividend yield of zero.

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

The following table summarizes the weighted average grant-date fair value of options granted and the assumptions used to develop their fair value for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Weighted-average grant-date fair value of options	$4.32	$4.43
Risk-free interest rate	1.81%	2.29 – 2.43%
Expected volatility	0.57	0.62 – 0.63
Expected life in years	4.6	4.2 – 4.3
Dividend yield	—	—
Estimated forfeitures	20%	20%

A summary of the changes in common stock options issued under all of the existing stock options plans is as follows:

	Shares	Range of Exercise Prices	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding, January 1, 2011	2,922,909	$0.09 - $12.78	$3.68	$13,589,196
Granted	292,000	$9.00	9.00
Exercised	(326,416)	$0.27 - $8.75	2.07	$2,644,687
Forfeited	(12,329)	$0.09 - $9.20	4.53
Options outstanding, March 31, 2011	2,876,164	$0.09 - $12.78	$4.40	$27,300,035

The aggregate intrinsic value of options outstanding and options exercised was calculated based on the positive differences between the estimated fair value of the Company's common stock of $11.60 and $8.29 per share on March 31, 2011 and December 31, 2010, respectively, or at time of exercise, and the exercise price of the options.

The following table summarizes information about options outstanding at March 31, 2011:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable and Vested	Weighted- Average Exercise Price
$0.09 - $1.14	708,965	3.32	$1.00	708,965	$1.00
$1.24 - $4.15	251,989	4.61	2.13	251,989	2.13
$4.57 - $4.57	1,008,170	4.94	4.57	770,895	4.57
$5.40 - $8.75	604,564	5.37	6.74	326,447	6.88
$9.15 - $12.78	302,476	6.80	9.02	1,670	11.46
$0.09 - $12.78	2,876,164	4.80	$4.40	2,059,966	$3.42

At March 31, 2011, there was an estimated $2.5 million of total unrecognized compensation costs related to stock-based compensation arrangements. These costs will be recognized over a weighted average period of 1.8 years.

Cash received from option exercises during the three months ended March 31, 2011 was $674,000. The Company has historically issued new shares to satisfy share option exercises.

Restricted Stock Units

A summary of restricted stock unit activity under the Company's stock incentive plans as of March 31, 2011, and changes during the three months then ended are as follows:

	Shares	Weighted- Average Fair Value
Unvested, January 1, 2011	132,390	$9.00
Granted	86,377	9.00
Vested and issued	—	—
Cancelled	(5,676)	9.07
Unvested, March 31, 2011	213,091	$9.00

As of March 31, 2011, there was an estimated $1,738,000 of total unrecognized compensation cost related to unvested restricted stock units granted under the Company's 2009 Plan. The cost is expected to be recognized through January 2015 with a weighted average recognition period of approximately 3.2 years.

Item 2. Management's discussion and analysis of financial condition and results of operations

The terms “we,” “us” and “our” refer to Convio, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.

Cautionary statement

The following discussion should be read along with the unaudited consolidated financial statements and unaudited notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the SEC. This management's discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition policies; our belief that our current assets, including cash, cash equivalents, marketable securities and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; and our belief that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Overview

We are a leading provider of on-demand constituent engagement solutions that enable nonprofit organizations ("NPOs") to more effectively raise funds, advocate for change and cultivate relationships with donors, activists, volunteers, alumni and other constituents. We serve over 1,400 NPOs of all sizes including 28 of the 50 largest charities as ranked by contributions in the November 2010 Forbes article entitled “The 200 Largest U.S. Charities.” During 2010, our clients used our solutions to raise over $1.3 billion online and deliver over 4 billion emails to over 140 million email addresses to accomplish their missions. Our average deliverability rate for email was greater than 95 percent. In addition, nonprofit organizations used Convio advocacy applications to power more than 32.5 million advocacy actions to the United States Congress, State and Local elected officials as well as other targets of cause‑related campaigns. During the three months ended March 31, 2011, our clients used our solutions to raise over $329 million in online donations. Factoring out transactions directly related to episodic events such as the earthquake in Japan in 2011 and the Haitian relief efforts during the three months ended March 31, 2010, online fundraising increased by approximately 22 percent from the same period last year.
We were incorporated in Delaware in October 1999, and we offered our first commercially available online marketing solution in 2000. We acquired GetActive Software, Inc. in February 2007. Our integrated solutions include our Convio Online Marketing platform ("COM") and Common Ground, our constituent relationship management application, both designed to help nonprofits maximize the value of every relationship. COM enables NPOs to harness the full potential of the Internet and social media as new channels for constituent engagement and fundraising. Common Ground delivers next-generation donor management capabilities, integrates marketing activities across online and offline channels and is designed to increase operational efficiency. Our software is built on an open, configurable and flexible architecture that enables our clients and partners to customize and extend its functionality. All of our software is delivered through the cloud computing model. We believe the cloud computing model is the most cost effective, efficient and scalable way for nonprofits to use and manage technology to maximize the value of constituent relationships. Our solutions are enhanced by a portfolio of value‑added services tailored to our clients' specific needs, as well as a network of technology and services partners that enhance our solutions.

In January of 2011, we acquired substantially all of the assets and assumed certain liabilities of StrategicOne, LLC, a privately owned company, to strengthen our offerings to large/enterprise-size nonprofits by adding the experience and expertise of a provider of data analytics, predictive modeling and other database marketing services to our company. These services help nonprofits discover, analyze and act on information to more effectively attract new constituents, retain existing donors, reactivate lapsed supporters and steward each relationship to a higher level of engagement.

Our Business Approach

We sell our solutions through a direct sales force complemented by our partner network. Our sales force is increasing its focus on acquiring a higher number of mid-market clients.
Prior to adoption of ASU 2009-13, services, when sold with a subscription of our modules, did not qualify for separate accounting as we did not have objective and reliable evidence of fair value of the undelivered subscription service. Therefore, we recognized such services revenue from these multiple-element agreements ratably over the term of the related subscription agreement and allocated subscription revenue and services revenue based on the stated contract price. If elements were not separately priced in the contract then the entire amount was allocated to subscription revenue. We will continue to recognize revenue on all services sold together with a subscription entered into prior to January 1, 2011 ratably over the remaining subscription period.

As a result of adopting ASU 2009-13, we account for services as a separate unit of account from subscriptions when each is sold in one arrangement. In accordance with ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on VSOE of selling price, if available, TPE of selling price, if VSOE is not available, or BESP, if neither VSOE nor TPE is available. We have been unable to establish VSOE or TPE for the elements included in its multiple-element sales arrangements. Therefore, we have established the BESP for each element primarily by considering the average price of actual sales of services sold on a standalone basis, renewal pricing of subscription services, the number of modules purchased or renewed and the expected usage by the client over their subscription term, as well as other factors, including but not limited to market factors, management's pricing practices and growth strategies. Revenue allocated to the subscription is recognized over the subscription term and revenue allocated to services is recognized as the services are delivered.

The total arrangement fee for a multiple-element arrangement is allocated based on the relative BESP of each element.  If the amount of the total arrangement consideration allocable to services under this method is greater than the fee stated in the contract for the delivery of such services, only the contractually-stated amount is recognized as revenue as the services are delivered to the client.  The additional fees allocated to services above the amount stated in the contract are recognized ratably over the term of the subscription as that allocated fee becomes due.
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
Pricing for Common Ground is generally based on the modules purchased and the number of seats licensed. We typically do not derive revenue from deployment services for Common Ground as deployment activities are generally handled by third‑party implementation providers. Common Ground is built on salesforce.com's Force.com platform. Common Ground clients enter into a license agreement with us and separately enter into a license agreement with salesforce.com for use of its solution.
We believe the nonprofit market for on-demand constituent engagement solutions is large and under served, and we plan to continue to invest in our business to pursue this opportunity. In particular, we expect to incur significant sales and marketing expenses to increase the number of clients on our COM platform and Common Ground application. We also expect to make substantial investments in research and development, primarily on new features, platform extensibility and Common Ground. We anticipate increased operating expenses as a result of becoming a public company and more generally as we seek to grow our business domestically and outside of the United States. We expect the percentage of revenue generated from clients outside the United States to increase.
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

•
Seasonality and fluctuations in usage revenue. A significant portion of our usage revenue is derived from funds raised by our COM clients at special events. The growth and amount of usage revenue vary based on the number of events, the percent of funds raised online for these events, the growth and success of events and our signing of new clients for events. We recognize the usage revenue from these events when the usage amounts are determined, reported and billed to the client. Usage revenue is seasonal as events are typically held in the spring and fall. As a result, our usage revenue will be higher during the second and third quarters. In addition, period-over-period comparisons may be impacted significantly by the addition or loss of any special events of our enterprise clients.

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

•
Churn. Our management uses churn to monitor the satisfaction of our clients, to evaluate the effectiveness of our business strategies and as a factor in executive compensation. We define churn as the amount of any lost software monthly recurring revenue and usage revenue in a period, divided by our software monthly recurring revenue at the beginning of the year plus our average usage revenue of the prior year. We had annual churn of 9.5% in 2010 which was lower than our annual churn in 2009 despite the retirement of our GetActive platform in December 2010 and we expect our annual churn performance to improve again in 2011. However, our churn is variable, especially on a quarterly basis, and accordingly churn is difficult to predict and fluctuates on a quarterly basis. Our use of churn has limitations as an analytical tool, and you should not consider it in isolation. Other companies in our industry may calculate churn differently, which reduces its usefulness as a comparative measure.

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

During the three months ended March 31, 2011, there were no significant changes in our critical accounting policies or estimates, other than the adoption of ASU 2009-13, Multiple‑Deliverable Revenue Arrangements. See “Note 2 - Summary of Significant Accounting Policies - Revenue Recognition” in the notes to our financial statements for additional information regarding the impact of adopting ASU 2009-13. See our consolidated financial statements and footnotes and our Management's Discussion and Analysis included in our Annual Report on Form 10-K, for additional information about these critical accounting policies, as well as a description of our significant accounting policies.

Discussion of Financial Information

As noted above, we adopted ASU 2009-13 effective January 1, 2011. The eventual impact of adopting this standard is to better match services revenue with associated services expense. In accordance with ASU 2009-13, we will now report our revenue on three separate lines: subscription revenue, services revenue and usage revenue. Additionally, we will report our cost of revenue on two separate lines: cost of subscription and usage and cost of services. The components of each of these line items are discussed below.

Subscription Revenue. We derive a substantial amount of our revenue from multi-year subscription agreements with clients for licenses of our on-demand solutions. The terms of our agreements are typically three years for COM and one to two years for Common Ground. For COM, we typically agree to fees based on the number of modules licensed and email list size. For Common Ground, we typically agree to fees based on the modules purchased and the number of seats licensed by the client. Subscription revenue is recognized ratably over the contract term beginning on the later of the activation date or the date the client begins paying for the subscription.

Services Revenue. We generate revenue from sales of our deployment, consulting and professional services and with the addition of the StrategicOne services, we also provide data analytics, predictive modeling and other database marketing services.

Usage Revenue. We have agreements in which we charge a percentage of funds raised by clients from their special events such as runs, walks and rides. Usage revenue occasionally includes a percentage of funds raised online that are unrelated to special events. Usage revenue is determined when donations are made online and is recognized when reported and billed to the client, which is normally done on a monthly basis. We typically enter into subscription agreements that require payment of additional fees for usage of our COM solution above the levels included in the subscription fee set forth in the agreement. These fees are recognized when the usage amounts are reported and billed to clients.

Cost of subscription and usage. Cost of subscription and usage includes costs related to hosting our on-demand solutions. These costs consist of the salaries, incentive payments, bonuses and stock-based compensation of our information technology, client support and client education personnel and their related travel expenses. These costs also include third-party datacenter hosting fees, outside service provider costs, depreciation expense related to the hosting of our datacenters, amortization of costs capitalized for internal use software and allocated overhead. Note that the cost of client support and client education are included as a cost of subscription revenue as we do not typically charge separately for standard product support and training but rather offer those services as a standard part of our product offer.

In connection with our acquisition of GetActive, we recorded $3.0 million in acquired technology and we amortized this amount as a cost of subscription and usage revenue on a straight-line basis over three years ending in February 2010. During 2010, we completed the migration of our former GetActive clients to our COM platform and we retired the GetActive platform in December 2010. In connection with our acquisition of StrategicOne, LLC's net assets, we recorded $1.8 million in intellectual property and we are amortizing this amount as a cost of subscription and usage revenue on a straight-line basis over three years beginning in February 2011.

Cost of services. Cost of services includes costs related to providing our deployment, consulting and professional services, including the costs associated with the newly acquired StrategicOne services. These costs consist of the salaries, incentive payments, bonuses and stock-based compensation of our deployment, consulting and professional services personnel and their related travel expenses. These costs also include third party contractor fees, equipment costs and allocated overhead.

Use of Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss) less interest income and gain (loss) on preferred stock warrant revaluation plus interest expense, provision for taxes, depreciation expense, amortization expense, stock‑based compensation expense and acquisition related transaction costs. We have included Adjusted EBITDA in this quarterly report because (i) we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in our industry as a measure of financial performance and (ii) our management uses Adjusted EBITDA to monitor the performance of our business.
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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, acquisition related transaction costs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of equity‑based compensation;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on indebtedness;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$(72)	$182
Interest (income) expense, net	(23)	62
Depreciation and amortization	959	980
Stock-based compensation	624	529
Loss on warrant revaluation	—	469
Acquisition related transaction costs	146	—
Provision (benefit) for income taxes	(7)	24
Adjusted EBITDA	1,627	2,246
Adjusted EBITDA as a percentage of total revenue	9%	13%

Results of operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2011	2010

Statements of Operations Data:
Revenue:
Subscription	$11,788	$11,392
Services	3,533	2,971
Usage	2,942	2,330
Total revenue	18,263	16,693
Cost of revenue:
Cost of subscription and usage	3,221	3,037
Cost of services	4,130	3,260
Total cost of revenue	7,351	6,297
Gross profit	10,912	10,396
Operating expenses:
Sales and marketing	6,000	5,324
Research and development	2,775	2,525
General and administrative	2,030	1,538
Amortization of other intangibles	210	272
Total operating expenses	11,015	9,659
Income (loss) from operations	(103)	737
Interest income	23	1
Interest expense	—	(63)
Other income (expense)	1	(469)
Income (loss) before income taxes	(79)	206
Provision (benefit) for income taxes	(7)	24
Net income (loss)	$(72)	$182

The following table sets forth our results of operations expressed as a percentage of total revenue for each of the periods indicated:

	Three Months Ended March 31,
	2011	2010
Statements of Operations Data:
Revenue:
Subscription and services	65%	68%
Services	19	18
Usage	16	14
Total revenue	100	100
Cost of revenue:
Cost of subscription and usage	18	18
Cost of services	22	20
Total cost of revenue	40	38
Gross margin	60	62
Operating expenses:
Sales and marketing	33	32
Research and development	15	15
General and administrative	11	9
Amortization of other intangibles	1	2
Total operating expenses	60	58
Income (loss) from operations	(0)	4
Interest income	0	0
Interest expense	—	(0)
Other income (expense)	0	(3)
Income (loss) before income taxes	(0)	1
Provision (benefit) for income taxes	(0)	0
Net income (loss)	(0)%	1%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following discussion of our results of operations is based upon actual results of operations for each of the three months ended March 31, 2011 and 2010. Dollar information provided in the tables below is in thousands.

Revenue

	Three Months Ended March 31,
	2011	2010
Subscription	$11,788	$11,392
Percent of total revenue	64.5%	68.2%
Services	$3,533	$2,971
Percent of total revenue	19.3%	17.8%
Usage	$2,942	$2,330
Percent of total revenue	16.1%	14.0%

Subscription Revenue

Subscription revenue increased $396,000, or 3.5%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase in subscription revenue was attributable to revenue recognized from sales of our solutions to new clients and from sales of additional products to existing clients.

Services Revenue

Services revenue increased $562,000, or 18.9%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. $452,000 of the increase in services revenue was attributable to revenue recognized from sales of our services to five large enterprise clients based on the deals we signed with them during 2010. The remaining is attributable to sales of services to our other new and existing clients and our acquisition of StrategicOne, LLC.

Usage Revenue

Usage revenue increased $612,000, or 26.3%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was attributable to a $678,000 increase in revenue from special events, partially offset by a $66,000 decrease in additional fees for client usage above the levels included in monthly subscription fees. The increase in usage revenue from special events was primarily due to the growth and success of our existing clients' events and the addition of events from new clients. The decrease in additional fees for client usage above the levels included in monthly subscription fees is due primarily to the decrease in usage related to the high volume of transactions processed during the three months ended March 31, 2010 related to the Haitian relief efforts.

Cost of Revenue

	Three Months Ended March 31,
	2011	2010
Cost of subscription and usage	$3,221	$3,037
Cost of services	4,130	3,260
Total cost of revenue	7,351	6,297
Gross profit	$10,912	$10,396
Gross margin	59.7%	62.3%

Cost of Subscription and Usage

Cost of subscription and usage increased $184,000, or 6.1%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was due primarily to a $134,000 increase in personnel costs, a $65,000 increase in the amortization of costs capitalized for internal use software and a $27,000 increase in overhead costs, partially offset by a $29,000 decrease in amortization of acquired technology and a $19,000 decrease in hosting and transaction fees. The increase in personnel and overhead costs was the result of increased information technology and client support and training personnel. In 2010, certain expenses incurred to upgrade and enhance our internally development software qualified for capitalization and these costs were capitalized and began amortizing to cost of subscription and usage when those upgrades and enhancements were placed into service, leading to an increase in the amortization of costs capitalized for internal use software during the three months ended March 31, 2011. Prior to 2010, no costs had been capitalized related to internal use software. The amortization of acquired technology decreased as the related intangible assets from the GetActive acquisition became fully amortized in February 2010, but were partially offset by an increase in amortization of acquired technology from the StrategicOne, LLC acquisition in January 2011. The decrease in hosting and transaction fees was related to the corresponding decrease in the volume of online transactions processed by outside service providers as the three months ended March 31, 2010 included a high volume of transactions related to the Haitian relief efforts.

Cost of Services

Cost of services increased $870,000, or 26.7%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was due primarily to an increase in personnel costs of $608,000, overhead costs of $69,000, travel expenses of $56,000, miscellaneous expenses of $55,000 and contracting fees of $21,000. The increase in personnel costs, overhead costs and travel related expenses was due primarily to the increase in services personnel and stock-based compensation as a result of the StrategicOne, LLC acquisition of in January 2011. The increase in miscellaneous expenses was attributable to costs related to client satisfaction and retention and the increase in contracting was a result of the increased use of outside consultants to supplement services capacity.

Gross Margin

Gross margins for the three months ended March 31, 2011 were 59.7% compared to gross margins of 62.3% for the same period in the prior year.  This decrease in gross margins reflects the increased mix of services from large deals entered into during 2010 and the StrategicOne, LLC acquisition as well as the amortization of costs capitalized for internal use software and acquired technology. Prior to the adoption of ASU 2009-13, services margins have historically been negative due to the mismatch of revenues and expenses as services when sold with a subscription did not qualify for separate accounting and were therefore recognized ratably over the term of the related subscription agreement while the related services were generally completed and the related expenses incurred during the first few months of the subscription term. While our services margins can fluctuate from quarter to quarter and will likely remain negative for 2011, we expect they will improve going forward as more of our services revenue is recognized from contracts entered into after the adoption of ASU 2009-13 on January 1, 2011 and the timing of recognition of both revenues and expenses are more closely matched.
Sales and Marketing

	Three Months Ended March 31,
	2011	2010
Sales and marketing	$6,000	$5,324
Percent of total revenue	32.9%	31.9%

Sales and marketing expenses increased $676,000, or 12.7% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase is attributable to a $328,000 increase in salaries and bonuses, an $88,000 increase in commissions, a $75,000 increase in payroll taxes and benefits, a $95,000 increase in overhead costs as well as a $48,000 increase in travel. The increase in salaries, bonuses, payroll taxes, benefits, travel related expenses and overhead costs are all due to an increase in sales and marketing headcount. The increase in commission expense is a direct result of a large enterprise deal that was entered into during the first quarter of 2011, whereas there were no large enterprise deals in the first quarter of 2010. As commissions are expensed at the time of sale, commission expenses are difficult to predict and fluctuate on a quarterly basis.

Research and Development

	Three Months Ended March 31,
	2011	2010
Research and development	$2,775	$2,525
Percent of total revenue	15.2%	15.1%

Research and development expenses increased $250,000, or 9.9%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was attributable to a $342,000 increase in personnel costs and an $84,000 increase in overhead costs. These costs were partially offset by an increase in the amount of expenses incurred to upgrade and enhance our internal use software that qualified for capitalization of $429,000 during the three months ended March 31, 2011 as compared to $225,000 for the three months ended March 31, 2010. The increases in personnel and overhead costs are a result of increased headcount and investment in product development.

General and Administrative

	Three Months Ended March 31,
	2011	2010
General and administrative	$2,030	$1,538
Percent of total revenue	11.1%	9.2%

General and administrative expenses increased $492,000, or 32.0%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase was due primarily to a $358,000 increase in contracting and professional services expense and a $110,000 increase in personnel costs. The increase in contracting expense and professional services was attributable to increased costs as a result of becoming a public company, including increased audit, tax and legal fees, an increase in stock transfer agent fees, an increase in fees for external executive compensation consultants, professional fees incurred in conjunction with the StrategicOne, LLC acquisition in January 2011 and an increase in fees associated with the adoption of ASU 2009-13. The increase in personnel costs was primarily due to the fact that our executive officers elected not to receive merit increases in 2010 and their 2011 compensation packages as recommended by our external consultants and approved by the compensation committee, which included merit increases, went into effect during the three months ended March 31, 2011.

Amortization of Other Intangibles

	Three Months Ended March 31,
	2011	2010
Amortization of other intangibles	$210	$272
Percent of total revenue	1.1%	1.6%

These amounts represent the amortization of intangibles recorded in connection with our acquisitions of GetActive in February 2007 and the net assets of StrategicOne, LLC in January 2011 and are being amortized on a straight-line basis over the estimated useful lives of the related assets. While a portion of the intangible assets related to the GetActive acquisition became fully amortized in February 2010, the related decrease was partially offset by the increase in amortization related to the addition of the StrategicOne, LLC intangibles.

Interest Income (Expense)

	Three Months Ended March 31,
	2011	2010
Interest income	$23	$1
Interest expense	—	(63)
Total interest income (expense)	$23	$(62)
Percent of total revenue	0.1%	(0.4)%

Interest income increased $22,000 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to the interest income earned on the proceeds of our initial public offering which we invested in money market funds and marketable securities. Interest expense decreased $63,000, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to the decrease in our average outstanding debt as a result of repaying the balance of our line of credit with Comerica with a portion of the proceeds from our initial public offering.

Other Income (Expense)

	Three Months Ended March 31,
	2011	2010
Other income (expense)	$1	$(469)
Percent of total revenue	0.0%	(2.8)%
For the three months ended March 31, 2010, other income (expense) was comprised primarily of the expense incurred with respect to the change in fair value of our convertible preferred stock warrants issued in 2005. We recorded expense of $469,000 for the three months ended March 31, 2010 as the liability with respect to the warrants increased, and we recorded the corresponding increase in fair value. Upon the closing of our initial public offering on May 4, 2010, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital.
Income Taxes

We recorded a tax benefit for federal alternative minimum taxes and state income taxes totaling $7,000 for the three months ended March 31, 2011, as compared to a provision of $24,000 for the three months ended March 31, 2010. Our effective tax rate varies from the U.S. federal tax rate primarily due to our recorded valuation allowance against our deferred tax assets. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs the positive evidence of its forecasted future results of positive pre-tax income.

Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. We will continue to monitor the positive and negative evidence and we will adjust the valuation allowance as sufficient objective positive evidence becomes available.

Net Income (Loss)

We recorded a net loss of $72,000 for the three months ended March 31, 2011 compared to net income of $182,000 for the three months ended March 31, 2010. The decrease in net income was primarily the result of our increased investment in sales, marketing and research and development efforts in addition to the fact that we are incurring higher costs associated with being a public company.

Liquidity and capital resources

Prior to our initial public offering, we financed our operations and met our capital expenditure requirements primarily through the private sale of equity securities and debt financings. Since we became cash flow positive in 2009, a material driver of liquidity has become cash flow from operations offset by capital expenditures or free cash flow. As of March 31, 2011, we had $11.1 million of cash and cash equivalents, $37.7 million of marketable securities and $57.0 million of working capital excluding deferred revenue. As of March 31, 2011, we had an accumulated deficit of $52.9 million. We funded this deficit from $47.4 million in net proceeds raised from the sale of our preferred stock. We last sold shares of our preferred stock in April 2007. On May 4, 2010, we completed an initial public offering of our stock which included 3,789,527 shares sold by us. In addition, the underwriters exercised their option to purchase an additional 769,909 shares from us to cover over-allotments. After deducting the payment of underwriters' discounts and commissions and offering costs, the net proceeds from the sale of shares were approximately $35.9 million.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2011	2010

Net cash provided by (used in) operating activities	$(1,544)	$451
Net cash used in investing activities	(6,483)	(753)
Net cash provided by (used in) financing activities	667	(166)
Cash and cash equivalents at end of period	11,087	16,194

Net Cash Provided By (Used In) Operating Activities

During the three months ended March 31, 2011, we utilized $1.5 million of cash for operating activities, which consisted of our net loss of $72,000, adjusted for non-cash charges of $1.6 million. In addition, cash inflows of $855,000 from changes in operating assets and liabilities included a $774,000 increase in accounts payable due to timing of receipt of invoices and an $81,000 decrease in prepaid expenses and other assets. Cash outflows of $3.9 million from changes in operating assets and liabilities included a $2.8 million increase in accounts receivable as a result of an increase is our days sales outstanding, an $861,000 decrease in accrued liabilities as a result of the timing of the receipt of invoices and payments and the increase in public company costs and acquisition related costs, and a $206,000 decrease in deferred revenue as the mix of quarterly billings relative to annual billings continues to increase. Cash flows from operations for the three months ended March 31, 2011 decreased by approximately $2.0 million as compared to the three months ended March 31, 2010 driven primarily by the decrease in earnings as compared to the same period in 2010 as well as an increase in our days sales outstanding which fluctuates based on the timing of billings and collections, particularly large annual billings.

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

Net Cash Used In Investing Activities

Net cash used in investing activities increased $5.7 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase is primarily the result of purchases of marketable securities of $15.1 million, cash utilized in the StrategicOne, LLC acquisition of $4.4 million, an increase in capitalization of software development costs incurred to upgrade and enhance our internal use software of $204,000, offset by sales of marketable securities of $7.4 million, proceeds from maturities of marketable securities of $6.5 million and a decrease in capital expenditures of $120,000. Net cash used in investing activities for the three months ended March 31, 2010 was comprised of $225,000 of capitalized software development costs and $528,000 of capital expenditures.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities increased $833,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of a $581,000 increase in proceeds received from the issuance of common stock upon the exercise of stock options and a $252,000 decrease in payments on long-term debt.

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

Contractual Obligations and Commitments

During the three-month period ended March 31, 2011, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K as filed with the SEC.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We had cash and cash equivalents of $11.1 million and $18.4 million at March 31, 2011 and December 31, 2010, respectively. These amounts are held primarily in cash, money market funds, corporate bonds and commercial paper. In addition we had marketable securities of $37.7 million and $36.8 million at March 31, 2011 and December 31, 2010, respectively, which were primarily held in U.S. government agency bonds, corporate bonds and commercial paper. We do not hold any auction-rate securities. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in the three months ended March 31, 2011, our interest income would not have been materially affected.

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

Changes in internal controls over financial reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 did not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. We believe we have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management's ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2011.

Since fiscal year 2010, we have been implementing internal controls to enable us to make reasonably dependable estimates for BESP of the elements within an arrangement. With the adoption of ASU 2009-13 the Company has established processes to determine BESP, allocate revenue in multiple-element arrangements using BESP, and make reasonably dependable estimates using a proportional performance method for services.

There were no additional changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal proceedings

We are not currently involved in any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business.

Item 1A. Risk factors

A full description of our risk factors appears in Part II Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

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

4.4		Form of Warrant issued to Comerica Ventures Incorporated (incorporated by reference from Exhibit 4.6 to the Registration Statement)
4.5		Warrant issued to Entrepreneurs Foundation of Central Texas Incorporated (incorporated by reference from Exhibit 4.7 to the Registration Statement)
4.6		Warrant issued to Piper Jaffray & Co. Incorporated (incorporated by reference from Exhibit 4.8 to the Registration Statement)
10.1	*	2009 Stock Incentive Plan, as amended to date, and forms of stock option agreements Incorporated (incorporated by reference from Exhibit 10.1 to the Registration Statement)
10.1.1	*	Form of Nonstatutory Stock Option Notice (Double Trigger) (incorporated by reference from Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on February 28, 2011)
10.1.2	*	Form of Restricted Stock Unit Notice (Double Trigger) (incorporated by reference from Exhibit 10.2 to the Registrant's current report on Form 8-K filed with the SEC on February 28, 2011)
10.2	*	1999 Stock Option/Stock Issuance Plan, as amended to date, and forms of stock option agreements Incorporated (incorporated by reference from Exhibit 10.2 to the Registration Statement)
10.3	*	2000 Stock Option Plan, as amended to date, and form of stock option agreement Incorporated (incorporated by reference from Exhibit 10.3 to the Registration Statement)
10.4	*	2006 Equity Incentive Plan, as amended to date, and form of stock option agreement Incorporated (incorporated by reference from Exhibit 10.4 to the Registration Statement)
10.5		Reference is made to 4.3 and 4.3.1 above.
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

Exhibit No.		Description
10.7		Master Lease Agreement, dated as of March 15, 2006, by and between Registrant and ATEL Ventures, Inc. Incorporated (incorporated by reference from Exhibit 10.7 to the Registration Statement)
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
_______________________________________________

*Constitutes management contracts or compensatory arrangements
# Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Convio, Inc.
Date:	May 13, 2011	By:	/s/ GENE AUSTIN
Gene Austin
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 13, 2011	By:	/s/ JAMES R. OFFERDAHL
James R. Offerdahl
Chief Financial Officer and Vice President of Administration (Principal Financial and Accounting Officer)