Form 10-Q
period 2011-06-30
Convio, Inc.
filed 2011-08-11
CIK 1407450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 18,285,660 as of August 4, 2011.

Convio, Inc.

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

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

Convio, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,488	$18,447
Restricted cash	1,248	1,248
Marketable securities	39,195	36,774
Accounts receivable, less allowance of $123 and $230 at June 30, 2011 and December 31, 2010, respectively	12,239	8,154
Prepaid expenses and other current assets	1,832	1,558
Total current assets	65,002	66,181
Property and equipment, net	5,643	4,609
Goodwill	8,076	5,527
Intangible assets, net	5,401	3,990
Other assets	130	104
Total assets	$84,252	$80,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,716	$526
Accrued liabilities	2,459	3,028
Accrued compensation	2,634	2,526
Deferred revenue	14,471	15,917
Total current liabilities	21,280	21,997
Long-term liabilities	500	—
Total liabilities	21,780	21,997
Commitments and Contingencies
Stockholders' equity:
Common stock: $0.001 par value; 40,000,000 shares authorized; 18,160,261 and 18,152,919 shares issued and outstanding, respectively, at June 30, 2011; 17,612,536 shares issued and outstanding at December 31, 2010	18	18
Additional paid-in capital	114,070	111,218
Treasury stock at cost; 7,342 and zero shares at June 30, 2011 and December 31, 2010, respectively	(83)	—
Accumulated other comprehensive income (loss)	12	(21)
Accumulated deficit	(51,545)	(52,801)
Total stockholders' equity	62,472	58,414
Total liabilities and stockholders' equity	$84,252	$80,411

See accompanying notes.

Convio, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Subscription	$12,025	$11,470	$23,813	$22,862
Services	3,951	2,886	7,484	5,857
Usage	4,676	3,860	7,618	6,190
Total revenue	20,652	18,216	38,915	34,909
Cost of revenue:
Cost of subscription and usage (1)(3)	3,330	3,096	6,551	6,133
Cost of services (2)(3)	4,264	3,311	8,394	6,571
Total cost of revenue	7,594	6,407	14,945	12,704
Gross profit	13,058	11,809	23,970	22,205
Operating expenses:
Sales and marketing (3)	6,474	5,920	12,474	11,244
Research and development (3)	2,588	2,631	5,363	5,156
General and administrative (3)	2,315	1,556	4,345	3,094
Amortization of other intangibles	217	195	427	467
Total operating expenses	11,594	10,302	22,609	19,961
Income from operations	1,464	1,507	1,361	2,244
Interest income	25	15	48	16
Interest expense	—	(52)	—	(115)
Other income (expense)	—	454	1	(15)
Income before income taxes	1,489	1,924	1,410	2,130
Provision for income taxes	161	221	154	245
Net income	$1,328	$1,703	$1,256	$1,885
Net income attributable to common stockholders (note 2):
Basic	$1,328	$1,506	$1,256	$1,403
Diluted	$1,328	$1,703	$1,256	$1,885
Net income per share attributable to common stockholders (note 2):
Basic	$0.07	$0.11	$0.07	$0.13
Diluted	$0.07	$0.10	$0.06	$0.12
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	18,071	14,181	17,929	10,787
Diluted	19,594	17,519	19,501	15,945
___________________________________
(1)    Includes amortization of acquired technology of $147 and zero for the three month period ended June 30, 2011 and 2010, respectively, and $245 and $127 for the six month period ended June 30, 2011 and 2010, respectively.
(2)    Includes compensation expense related to earnout provisions of the StrategicOne acquisition of $83 and zero for the three month period ended June 30, 2011 and 2010, respectively, and $139 and zero for the six month period ended June 30, 2011 and 2010, respectively.
(3)    Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of subscription and usage	$59	$43	$106	$83
Cost of services	152	79	266	157
Sales and marketing	349	178	541	342
Research and development	145	100	247	183
General and administrative	368	145	537	309
See accompanying notes.

Convio, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,256	$1,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,173	1,102
Amortization of intangible assets	672	594
Amortization of software development costs	156	11
Amortization of debt issuance costs	—	29
Revaluation of warrants to fair value	—	15
Stock-based compensation	1,697	1,074
Changes in operating assets and liabilities:
Accounts receivable	(3,878)	253
Prepaid expenses and other assets	123	(236)
Accounts payable	1,161	(59)
Accrued liabilities	(474)	501
Deferred revenue	(1,457)	(2,236)
Net cash provided by operating activities	429	2,933
Cash flows from investing activities:
Purchases of marketable securities	(24,583)	—
Sales of marketable securities	10,911	—
Proceeds from maturities of marketable securities	10,876	—
Capitalized software development costs	(1,070)	(463)
Cost of StrategicOne acquisition	(4,416)	—
Purchase of property and equipment, net	(1,164)	(990)
Net cash used in investing activities	(9,446)	(1,453)
Cash flows from financing activities:
Payments made on long-term debt and capital lease obligations	(14)	(2,182)
Proceeds from common stock issuance in connection with initial public offering, net of issuance costs of $5,147	—	35,888
Shares acquired to settle employee tax withholding liability	(83)	—
Proceeds from issuance of common stock upon exercise of options	1,155	190
Net cash provided by financing activities	1,058	33,896
Net change in cash and cash equivalents	(7,959)	35,376
Cash and cash equivalents at beginning of period	18,447	16,662
Cash and cash equivalents at end of period	$10,488	$52,038
Supplemental disclosure of cash flow information:
Interest paid	$—	$71
Taxes paid	$340	$155
Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$(33,869)
Conversion of Series P, Series Q, Series R and Series S common stock to undesignated common stock upon initial public offering	$—	$(7)
Reclassification of preferred stock warrant liability to additional paid-in capital upon initial public offering	$—	$(1,390)
See accompanying notes.

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Convio, Inc., together with its wholly-owned subsidiaries (collectively, the “Company” or “Convio”), is a provider of on-demand constituent engagement solutions that enable nonprofit organizations (“NPOs”) to more effectively raise funds, advocate for change and cultivate relationships with donors, activists, volunteers, alumni and other constituents. During the periods covered by this report, the Company's integrated solutions include its Convio Online Marketing (“COM”) platform and Convio Common Ground CRM (“Common Ground”), its constituent relationship management application. The COM platform enables NPOs to harness the full potential of the Internet and social media as new channels for constituent engagement and fundraising. Common Ground delivers next-generation donor management capabilities, integrates marketing activities across online and offline channels and is designed to increase operational efficiency. The Company's solutions are enhanced by a portfolio of value-added services tailored to its clients' specific needs.

The Company was incorporated in Delaware on October 12, 1999. On February 16, 2007, the Company acquired GetActive Software, Inc. (“GetActive”), a privately owned company based in Berkeley, California. The Company acquired GetActive, a provider of online constituent relationship management software and services and a competitor of the Company, to expand its client base and increase its market presence in the nonprofit market. On January 28, 2011, the Company's wholly owned subsidiary, StrategicOne, Inc. (“StrategicOne”), acquired substantially all of the assets and assumed certain liabilities of StrategicOne, LLC, a privately owned company, to strengthen its enterprise offering by adding the experience and expertise of a provider of data analytics, predictive modeling and other database marketing services to the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC. The December 31, 2010 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of the Company's statement of financial position as of June 30, 2011 and December 31, 2010 and the Company's results of operations for the three and six months ended June 30, 2011 and 2010 and its cash flows for the six months ended June 30, 2011 and 2010. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2011. All references to June 30, 2011 or to the three and six months ended June 30, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

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

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to current year presentation. The presentation of the unaudited condensed consolidated statements of operations has been modified as a result of the adoption of ASU 2009-13, Multiple‑Deliverable Revenue Arrangements (“ASU 2009-13”), as more fully described under Revenue Recognition below.

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
In determining whether collection of the subscription and related services fees is reasonably assured, the Company considers financial and other information about clients, such as a client's funding level, obtained as part of the Company's sales effort with the clients. As a client relationship progresses, the Company also considers the client's payment history. The Company's determination of collectibility has historically been good as bad debt expenses have not been significant to date.

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

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

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

Revenue for the three and six months ended June 30, 2011 was $20.7 million and $38.9 million, respectively, with the adoption of ASU 2009-13, and would have been $20.6 million and $38.8 million, respectively, for these periods had the Company not adopted ASU 2009-13. The increase in revenue was relatively immaterial as the Company adopted the new guidance for all arrangements entered into or materially modified after January 1, 2011. As the Company will be able to recognize the revenue allocated to services upon delivery and completion of the work rather than ratably over the contracted term of the subscription as required under the previous accounting guidance, the Company expects that the adoption of ASU 2009-13 will result in a continued increase in revenue for the remainder of 2011 on existing and new service agreements, as compared to revenue from such agreements as if the Company had not adopted ASU 2009-13. The Company is not able to reasonably estimate the amount of the increase in revenue, as the impact will depend on the nature and size of the new or materially modified arrangements as well as the mix of subscription and services included in the arrangements in any given

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

future period.

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

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company's subscription service and related professional services described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its clients for their subscription service in quarterly installments while a smaller number are invoiced annually or monthly. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancellable subscription agreements.

Research and Development

The Company capitalizes the costs to develop software for internal use (including the costs of developing the Company's COM and Common Ground solutions) incurred during the application development stage as well as costs to develop significant upgrades or enhancements to existing internal use software. These costs are amortized on a straight-line basis over an estimated useful life of three years. The Company capitalized costs incurred to upgrade and enhance existing internal use software of approximately $641,000 and $238,000 during the three months ended June 30, 2011 and 2010, respectively and $1.1 million and $463,000 during the six months ended June 30, 2011 and 2010, respectively. Capitalized costs are recorded as part of property and equipment.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale securities. There were realized gains recorded to net income of $2,000 and zero in the three months ended June 30, 2011 and 2010, respectively, and $2,000 and zero in the six months ended June 30, 2011 and 2010, respectively. There were no realized losses in these periods.

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

Comprehensive income was as follows (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$1,328	$1,703	$1,256	$1,885
Other comprehensive income:
Unrealized gains on available-for-sale securities, net	3	—	33	—
Comprehensive income	$1,331	$1,703	$1,289	$1,885

Sales Commissions

Sales commissions are earned by the salesperson at the time of contract signing and sales commissions are expensed as incurred.

Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs the positive evidence of its current and forecasted future results of positive pre-tax income. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.
The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through June 30, 2011, the Company has not identified any material uncertain tax positions for which liabilities would be required.
Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the estimated fair value of the award on that date, and is recognized as expense over the requisite service period, which is generally over the vesting period, on a straight-line basis. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of stock options awarded under our equity incentive plans.

Net Income Per Share

The Company used the two-class method to compute net income per share for the three and six months ended June 30, 2010, because the Company had previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. In May 2010, all of the Company's outstanding convertible preferred stock converted into common stock in connection with the Company's initial public offering. Prior to the conversion, the holders of the Series C convertible preferred stock were entitled to receive dividends when, as and if declared by the board of directors, in preference to a declaration or payment of a dividend, at a rate of $0.7114 per share. In addition, the holders of the Series A and Series B convertible preferred stock were entitled to receive dividends, when, as and if declared by the board of directors, in preference to any common stock of the Company. The dividends were non-cumulative and no such dividends were declared or paid. Holders of Series A, Series B and Series C convertible preferred stock did not share in losses of the Company.

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

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

Basic and diluted net income per share was calculated as follows (in thousands, except per share amounts) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic net income per share
Numerator:
Net income	$1,328	$1,703	$1,256	$1,885
Less: Undistributed earnings allocated to participating preferred stockholders	—	(197)	—	(482)
Net income attributable to common stockholders	$1,328	$1,506	$1,256	$1,403
Denominator:
Weighted average common shares outstanding, basic	18,071	14,181	17,929	10,787
Basic net income per common share	$0.07	$0.11	$0.07	$0.13

Diluted net income per share
Numerator:
Net income	$1,328	$1,703	$1,256	$1,885
Denominator:
Weighted average common shares outstanding, basic	18,071	14,181	17,929	10,787
Add: Outstanding convertible preferred stock (1)	—	1,694	—	3,495
Add: Outstanding warrants (2)	6	77	14	100
Add: Restricted stock units	49	—	39	—
Add: Options to purchase common stock	1,468	1,567	1,519	1,563
Weighted average common shares outstanding, diluted	19,594	17,519	19,501	15,945
Diluted net income per common share	$0.07	$0.10	$0.06	$0.12
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

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

3. Acquisition of StrategicOne, LLC
On January 28, 2011, the Company's wholly owned subsidiary, StrategicOne, acquired certain assets and liabilities of StrategicOne, LLC, a privately owned company, to strengthen its enterprise offering by adding the experience and expertise of a provider of data analytics, predictive modeling and other database marketing services to the Company. The purchase price paid was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill that is expected to be deductible for tax purposes.

StrategicOne acquired the assets and assumed certain liabilities in exchange for $4.9 million in cash, $500,000 of which has been held back for a period of 18 months from the acquisition date to compensate the Company for any breach of a representation or warranty, or any violation or default of any obligation by StrategicOne, LLC subsequent to the acquisition and is recorded as a long-term liability on the consolidated balance sheet. In addition, Convio agreed to deliver up to 50,000 shares of Convio common stock (acquisition date fair value of $450,000) and pay up to $1.3 million in additional cash consideration over the next three years upon the achievement of certain milestone-based objectives, the payment of which are guaranteed by Convio in the event that such milestone-based objectives are achieved. Payouts under these agreements are contingent upon future employment of certain former StrategicOne, LLC employees with Convio and were therefore not included as consideration in recording the business combination but will be recorded as compensation expense as earned. Through June 30, 2011, the Company has recognized approximately $201,000 in compensation expense under these agreements.

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

Acquisition related costs for StrategicOne of $103,000 in the three months ended December 31, 2010 and $101,000 in the six months ended June 30, 2011 have been included in general and administrative expenses on the condensed consolidated statement of operations. In the six months ended June 30, 2011, acquisition related costs of $139,000 have been included in cost of services on the condensed consolidated statement of operations.

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

4. Cash, Cash Equivalents and Marketable Securities
The Company's cash, cash equivalents and marketable securities as of June 30, 2011 consisted primarily of U.S. government agency bonds, corporate bonds, commercial paper and money market funds.

At June 30, 2011, the Company's cash, cash equivalents and marketable securities consist of the following (in thousands) (unaudited):

	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$8,844			$8,844
Cash on hand held in money market funds	743			743
Restricted cash held in money market funds	1,248			1,248
Available-for-sale securities:
Commercial paper	800	$—	$—	800
Corporate bonds	—	—	—	—
Money market funds	101	—	—	101
Total available-for-sale securities	901	—	—	901
Total cash and cash equivalents	$11,736	$—	$—	$11,736

Marketable Securities:
Available-for-sale securities:
U.S. government agency	$23,047	$(2)	$8	$23,053
Corporate bonds	9,937	(4)	10	9,943
Commercial paper	6,199	—	—	6,199
Total marketable securities	$39,183	$(6)	$18	$39,195

The following table summarizes the contractual underlying maturities of the Company's available-for-sale securities at June 30, 2011 (in thousands):

	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Due in one year or less	$36,136	$(2)	$17	$36,151
Due after one year through two years	3,948	(4)	1	3,945
Total available-for-sale securities	$40,084	$(6)	$18	$40,096

As of June 30, 2011, the Company performed a review of all of the securities in its portfolio with an unrealized loss position to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company's assessment included but were not limited to the following: the Company's ability and intent to hold the security until maturity, the number of months until the security's maturity, the length of time that each security has been in an unrealized loss position, ratings assigned to each security by independent ratings agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. Impairments are not considered other than temporary as the Company has the intent to hold these investments until maturity. No other-than-temporary impairments were identified as of June 30, 2011 related to securities currently in the Company's portfolio. The Company also noted that none of the securities in the portfolio as of June 30, 2011 have been in an unrealized loss position for greater than one year.

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

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

	Fair Value Measurements at June 30, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents:
Cash on hand held in money market funds	$743	$—	$—	$743
Restricted cash held in money market funds	1,248	—	—	1,248
Available-for-sale securities:
Money market funds	101	—	—	101
Corporate bonds	—	—	—	—
Commercial paper	800	—	—	800
Total available-for-sale securities	901	—	—	901
Total cash equivalents	$2,892	$—	$—	$2,892
Marketable Securities:
U.S. government agency	$23,053	$—	$—	$23,053
Corporate bonds	9,943	—	—	9,943
Commercial paper	6,199	—	—	6,199
Total marketable securities	$39,195	$—	$—	$39,195
Total	$42,087	$—	$—	$42,087

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

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

6. Commitments and Contingencies

The Company leases approximately 90,000 square feet of office space for its corporate headquarters located in Austin, Texas. The lease has a term of seventy-eight months, which commenced in April 2007. The lease agreement contains escalating rent payments, which may be adjusted for component charges, taxes, insurance and maintenance related to the property. The total basic rent payable over the full seventy-eight month lease term which expires in September 2013 (net of three months' rent abatement) will be approximately $8,678,000.

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

On February 8, 2011, the Company entered into an office building lease with Emery Station Joint Venture, LLC pursuant to which Convio now leases approximately 6,185 square feet in an office facility located in Emeryville, California. The lease has a term of sixty-three months, which commenced on April 16, 2011. The lease agreement contains escalating rent payments, which may be adjusted for component charges, taxes, insurance and maintenance related to the property. The total basic rent payable over the full sixty-three month lease term is approximately $977,000. The Company's former lease for office space in Berkley, California expired in June 2011.

On June 13, 2011, the Company entered into an office building lease with Northern Lights, LLC pursuant to which Convio leases approximately 3,872 square feet in an office facility located in Lincoln, Nebraska. The lease has a term of thirty-nine months which commenced on July 5, 2011. The lease agreement contains escalating rent payments, which may be adjusted for component charges, taxes, insurance and maintenance related to the property. The total basic rent payable over the full thirty-nine month lease term is approximately $136,000. The Company's current lease for office space in Lincoln expires in August 2011.

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

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

7. Income Taxes

In accordance with applicable accounting guidance, the income tax provision for the three months ended June 30, 2011 is based on the estimated annual effective tax rate for fiscal year 2011. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate change.

For the three months ended June 30, 2011 and 2010, the Company's provision for income taxes reflects an effective tax rate of approximately 10.8% and 11.5%, respectively. For the six months ended June 30, 2011 and 2010, the Company's provision for income taxes reflects an effective tax rate of approximately 10.9% and 11.5%, respectively. For the three and six months ended June 30, 2011 and 2010, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.

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

To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs the positive evidence of its current and forecasted future results of positive pre-tax income. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.

The Company had approximately $168,000 in unrecognized tax benefits as of June 30, 2011. The Company does not expect to recognize any amount of the unrecognized tax benefit in the next twelve months, as the unrecognized income tax benefits relate to the uncertainty regarding certain credits taken on returns that have not been examined by the applicable tax authority. The Company's tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdictions.

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

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

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

Preferred Stock Warrant Liability

Prior to the Company's completion of its initial public offering, freestanding warrants that were related to the Company's preferred stock were classified as liabilities in the accompanying balance sheets. The warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense). The Company recorded $454,000 of other income for the three months ended June 30, 2010 and $15,000 of other expense for the six months ended June 30, 2010 to reflect the change in fair value of the preferred stock warrants during the period. Upon the closing of the initial public offering on May 4, 2010, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital.

Equity Incentive Plans

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

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

2009 Stock Incentive Plan

During 2009, the board of directors approved resolutions to adopt the 2009 Stock Incentive Plan (the “2009 Plan”) providing for the issuance of up to 580,096 shares of the Company's common stock to directors, employees, consultants and other independent advisors. The share reserve under the 2009 Plan contains an evergreen provision that allows for an annual increase on January 1 of each year equal to the lesser of (a) 4% of the aggregate outstanding shares on the first day of the applicable year and (b) any lesser amount determined by our board of directors. In January 2011, the board of directors approved an annual increase to the 2009 Plan share reserve of 4% of the 17,612,536 aggregate outstanding shares at December 31, 2010. Therefore, the total reserve was increased by 704,501 shares.

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

As of June 30, 2011, 580,141 options and 412,902 restricted stock units had been granted from the 2009 Plan. Additionally, as of June 30, 2011, there were 336,207 shares available for future grant under the 2009 Plan.

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

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

The following table summarizes the weighted average grant-date fair value of options granted and the assumptions used to develop their fair value for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Weighted-average grant-date fair value of options	$4.41	$4.44
Risk-free interest rate	1.46 – 1.81%	2.06 – 2.43%
Expected volatility	56 – 57%	61 – 63%
Expected life in years	4.6	4.2 – 4.3
Dividend yield	—	—
Estimated forfeitures	20%	20%

A summary of the changes in common stock options issued under all of the existing stock options plans is as follows:

	Shares	Range of Exercise Prices	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding, January 1, 2011	2,922,909	$0.09 - $12.78	$3.68	$13,589,196
Granted	328,861	$9.00 - $10.76	9.20
Exercised	(470,004)	$0.27 - $8.75	2.46	$3,794,115
Forfeited	(48,634)	$0.09 - $9.20	6.11
Options outstanding, June 30, 2011	2,733,132	$0.27 - $12.78	$4.51	$17,206,754

The aggregate intrinsic value of options outstanding and options exercised was calculated based on the positive differences between the estimated fair value of the Company's common stock of $10.81 and $8.29 per share on June 30, 2011 and December 31, 2010, respectively, or at time of exercise, and the exercise price of the options.

The following table summarizes information about options outstanding at June 30, 2011:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable and Vested	Weighted- Average Exercise Price
$0.27 - $1.14	673,887	2.64	$1.02	673,887	$1.02
$1.24 - $4.15	225,025	3.23	2.16	225,025	2.16
$4.57 - $4.57	920,847	4.32	4.57	778,731	4.57
$5.40 - $8.75	588,317	4.99	6.72	290,237	6.54
$9.15 - $12.78	325,056	6.59	9.22	3,855	10.22
$0.27 - $12.78	2,733,132	4.23	$4.51	1,971,735	$3.38

At June 30, 2011, there was an estimated $2.9 million of total unrecognized stock-based compensation costs related to unvested stock options. These costs will be recognized over a weighted average period of 2.4 years.

Cash received from option exercises during the six months ended June 30, 2011 was $1.2 million. The Company has historically issued new shares to satisfy share option exercises.

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

Restricted Stock Units

A summary of restricted stock unit activity under the Company's stock incentive plans as of June 30, 2011, and changes during the six months then ended are as follows:

	Shares	Weighted- Average Fair Value
Unvested, January 1, 2011	132,390	$9.00
Granted	277,047	11.05
Vested and issued	(23,183)	9.15
Cancelled	(13,059)	9.33
Unvested, June 30, 2011	373,195	$10.50

As of June 30, 2011, there was an estimated $3.7 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Company's 2009 Plan. These costs will be recognized over a weighted average period of 3.3 years.

9. Subsequent Events

On July 1, 2011, the Company acquired all of the outstanding shares of Baigent Limited (“Baigent”), a privately owned company located in the United Kingdom (“UK”), to enter the international marketplace by adding the experience and expertise of a leading provider of digital strategy, design, technology implementation and online fundraising solutions to charities in the UK.

Baigent was acquired for approximately $2.9 million in cash. In addition, the Company agreed to pay up to $400,000 in additional cash consideration over the next three and a half years to certain employees of Baigent upon the achievement by Baigent of certain milestone-based objectives. Payments under these agreements are contingent upon the future employment of these Baigent employees.

The Company will record the purchase of Baigent using the acquisition method of accounting and will recognize assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of Baigent's operations will be included in the Company's consolidated results of operations beginning with the date of acquisition. The Company is currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed and will complete its purchase price allocation in the third quarter of 2011.

Item 2. Management's discussion and analysis of financial condition and results of operations

The terms “we,” “us” and “our” refer to Convio, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States of America.

Cautionary Statement

The following discussion should be read along with the unaudited condensed consolidated financial statements and unaudited notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the SEC. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our software products and services; the impact of our revenue recognition policies; our belief that our current assets, including cash, cash equivalents, marketable securities and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment; our belief that our facilities are suitable and adequate to meet our current operating needs; and our belief that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” and variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Overview

We are a leading provider of on-demand constituent engagement solutions that enable nonprofit organizations (“NPOs”) to maximize the value of every relationship. With Convio constituent engagement solutions, NPOs can more effectively raise funds, advocate for change and cultivate relationships with donors, activists, volunteers, alumni and other constituents. We serve more than 1,500 NPOs of all sizes including 28 of the 50 largest charities as ranked by contributions in the November 2010 Forbes article entitled “The 200 Largest U.S. Charities.” During 2010, our clients used our solutions to raise more than $1.3 billion online and deliver over 4 billion emails to over 140 million email addresses to accomplish their missions. Our average deliverability rate for email was greater than 95%. In addition, NPOs used Convio advocacy applications to power more than 32.5 million advocacy actions to the United States Congress, State and Local elected officials as well as other targets of cause‑related campaigns. During the six months ended June 30, 2011, our clients used our solutions to raise over $701 million in online donations. Factoring out transactions directly related to episodic events such as the earthquake in Japan in 2011 and the Haitian relief efforts in 2010, online fundraising increased by approximately 22% from the same period last year.
We were incorporated in Delaware in October 1999, and we offered our first commercially available online marketing solution in 2000. We acquired GetActive Software, Inc. (“GetActive”) in February 2007 and StrategicOne, LLC (“StrategicOne”) in January of 2011. On July 1, 2011, we acquired Baigent Limited (“Baigent”), a privately owned company located in the United Kingdom (“UK”), to enter the international marketplace by adding the experience and expertise of a leading provider of digital strategy, design, technology implementation and online fundraising solutions to charities in the UK.
Our Solutions
During the reported periods, our integrated solutions included our Convio Online Marketing platform (“COM”) and Common Ground, our constituent relationship management application, both of which are designed to help NPOs maximize the value of every relationship. COM enables NPOs to harness the full potential of the Internet and social media as new channels for constituent engagement and fundraising. Common Ground delivers next-generation donor management capabilities, integrates marketing activities across online and offline channels and is designed to increase operational efficiency.

Effective July 25, 2011, we rebranded COM as Luminate Online and also launched a new suite of solutions called Convio Luminate targeted at large, enterprise NPOs. As a result of this recent market launch, we now offer the following two open, cloud-based constituent engagement solutions for NPOs of all sizes:
Convio Luminate™ (“Luminate”) offers an open, extensible solution that allows large, enterprise NPOs to fully engage with individuals online and offline as well as analyze the relationships they have with donors, volunteers, advocates and other constituents to design tailored, integrated, multi-channel campaigns and interactions that are beneficial to both the NPO and the individual.
Luminate combines our leading online fundraising suite with the Force.com cloud computing application platform from salesforce.com, leading analytics technologies and our expertise to meet the complex needs of large, enterprise NPOs. Luminate can be sold as a single integrated solution encompassing both the Luminate Online suite and the Luminate CRM suite or, the Online and CRM suites can be sold separately. Luminate CRM clients will need to enter into a license agreement with us and separately enter into a license agreement with salesforce.com for use of its solution.

Convio Common Ground CRM™ (“Common Ground”) provides small and mid-sized NPOs with a simple, easy to use, complete and affordable system that combines a powerful database for donors, volunteers and other constituents with online fundraising, marketing and volunteer management modules so that NPO professionals can manage all their fundraising and constituent engagement operations from one solution. We utilize the Force.com cloud computing application platform from salesforce.com to develop, package and deploy Common Ground.
Our Luminate and Common Ground solutions are built on open, configurable and flexible architectures that enable our clients and partners to customize and extend its functionality. All of our software is delivered through the cloud computing model. We believe the cloud computing model is the most cost effective, efficient and scalable way for NPOs to use and manage technology to maximize the value of constituent relationships. Our solutions are enhanced by a portfolio of value-added services tailored to our clients' specific needs, as well as a network of technology and services partners that enhance our solutions.
Our Business Approach

We sell our solutions through a direct sales force complemented by our partner network. Our sales force is increasing its focus on acquiring a higher number of mid-market NPOs and expanding our footprint in large, enterprise NPOs.
Prior to adoption of ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (“ASU 2009-13”) services, when sold with a subscription of our modules, did not qualify for separate accounting as we did not have objective and reliable evidence of fair value of the undelivered subscription service. Therefore, we recognized such services revenue from these multiple-element agreements ratably over the term of the related subscription agreement and allocated subscription revenue and services revenue based on the stated contract price. If elements were not separately priced in the contract then the entire amount was allocated to subscription revenue. We will continue to recognize revenue on all services sold together with a subscription entered into prior to January 1, 2011 ratably over the remaining subscription period.
As a result of adopting ASU 2009-13, we account for services as a separate unit of account from subscriptions when each is sold in one arrangement. In accordance with ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price, if VSOE is not available, or best estimated selling price (“BESP”), if neither VSOE nor TPE is available. We have been unable to establish VSOE or TPE for the elements included in our multiple-element sales arrangements. Therefore, we have established the BESP for each element primarily by considering the average price of actual sales of services sold on a standalone basis, renewal pricing of subscription services, the number of modules purchased or renewed and the expected usage by the client over their subscription term, as well as other factors, including but not limited to market factors, management's pricing practices and growth strategies. Revenue allocated to the subscription is recognized over the subscription term and revenue allocated to services is recognized as the services are delivered.
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

We currently derive the substantial majority of our revenue from subscriptions to our COM solution. In July of 2011, we rebranded this offering as Luminate™ Online as part of a new constituent engagement solution for large, enterprise NPOs called Luminate™. Luminate can be sold as a single integrated solution encompassing both the Luminate Online suite and the Luminate CRM suite, or the Online and CRM suites can be sold separately. Pricing for our Luminate Online suite solution when sold separately is based on the number of modules licensed, the email list size and any related services. We also recognize usage revenue from our clients as a percentage of funds raised at special events, such as runs, walks and rides, and based on additional fees for their increased use of our Online solution.
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
We believe the nonprofit market for on-demand constituent engagement solutions is large and under served, and we plan to continue to invest in our business to pursue this opportunity. In particular, we expect to incur significant sales and marketing expenses to increase the number of clients on both of our constituent engagement solutions, Luminate and Common Ground. We also expect to make substantial investments in research and development, primarily on new features, internationalization and platform extensibility for both of our solutions. We anticipate increased operating expenses as a result of becoming a public company and more generally as we seek to grow our business domestically and outside of the United States. We expect the percentage of revenue generated from clients outside the United States to increase.
Opportunities, Trends and Uncertainties

We have noted several opportunities, trends and uncertainties that we believe are significant to an understanding of our financial results:

•
Growth and investment in Luminate. We introduced the complete Luminate solution in July of 2011, targeted primarily at large enterprise NPOs. We intend to continue to invest significantly in Luminate research and development and sales and marketing. However, the complete Luminate solution is new and it is difficult for us to predict whether NPOs will adopt this solution or what impact it will have on our business. In addition, as we invest in significant upgrades or enhancements to our products to support Luminate, we may incur additional costs to develop internal use software that are capitalized under the applicable accounting guidance. Our capitalization of software development costs in future periods could cause our financial results to fluctuate and be more difficult to predict.

•
Seasonality and fluctuations in usage and services revenue. A significant portion of our usage revenue has historically been derived from funds raised by our Luminate Online (formerly COM) clients at special events. The growth and amount of usage revenue vary based on the number of events, the percent of funds raised online for these events, the growth and success of events and our signing of new clients for events. We recognize the usage revenue from these events when the usage amounts are determined, reported and billed to the client. Usage revenue is seasonal as events are typically held in the spring and fall. As a result, our usage revenue will be higher during the second and third quarters. In addition, period-over-period comparisons may be impacted significantly by the change in timing of events, by the addition or loss of any events of our enterprise clients or the loss of an enterprise client. Additionally, our services revenue is dependent upon the level of services required by our clients and the capacity of our services organization to deliver those services in any given period.  The level of services required varies significantly by client and is dependent upon, among other things, the solutions utilized by the client, the client's availability of internal resources to implement and utilize the solutions and the client's ability to pay for the services.  The capacity of our services organization may cause the amount of revenue recognized in any given period to fluctuate due to,  among other things, our ability to effectively schedule resources to meet client demands, turnover in our services organization, the time it takes to train new resources to deliver the services and staff availability and utilization rates. As a result, services revenue may fluctuate significantly from quarter to quarter.

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

•
Churn. Our management uses churn to monitor the satisfaction of our clients, to evaluate the effectiveness of our business strategies and as a factor in executive compensation. We define churn as the amount of any lost software monthly recurring revenue and usage revenue in a period, divided by our software monthly recurring revenue at the beginning of the year plus our average usage revenue of the prior year. We had annual churn of 9.5% in 2010 which was lower than our annual churn in 2009 despite the retirement of our GetActive platform in December 2010 and we expect our annual churn performance to improve again in 2011. However, our churn is variable, especially on a quarterly basis, and accordingly churn is difficult to predict and can fluctuate significantly on a quarterly basis and will likely be significantly higher in any period in which we lose a large, enterprise client. Our use of churn has limitations as an analytical tool, and you should not consider it in isolation.

•
International Expansion.  An element of our growth strategy is to continue to expand our international operations beyond the United Kingdom and develop a worldwide client base.  To date, we have not realized a material portion of our revenue from clients outside of the Unites States.  However, beginning with our acquisition of Baigent in July 2011, we anticipate that the portion of our revenue generated from clients outside the United State will grow.  Operating in additional international markets involves increased complexity, requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the Unites States, including among others: unexpected and more restrictive laws and regulations; multiple, conflicting and changing tax laws; the increased cost and complexity of managing and staffing international locations; fluctuations in currency exchange rates; and, difficulties with enforcing contracts and collecting receivables under foreign law.

Critical accounting policies and estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Marketable securities;

•	Valuation of goodwill and identifiable intangible assets;

•	Stock-based compensation; and

•	Income taxes.

During the six months ended June 30, 2011, there were no significant changes in our critical accounting policies or estimates, other than the adoption of ASU 2009-13. See “Note 2 - Summary of Significant Accounting Policies - Revenue Recognition” in the notes to our financial statements for additional information regarding the impact of adopting ASU 2009-13. See our consolidated financial statements and footnotes and our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for additional information about these critical accounting policies, as well as a description of our significant accounting policies.

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

Subscription Revenue. We derive a substantial amount of our revenue from multi-year subscription agreements with clients for licenses of our on-demand solutions. The terms of our agreements are typically three years for Luminate Online (formerly COM) and the integrated Luminate solution and one to two years for Common Ground. For Luminate Online (formerly COM), we typically agree to fees based on the number of modules licensed and email list size. For Common Ground, we typically agree to fees based on the modules purchased and the number of seats licensed by the client. Subscription revenue is recognized ratably over the contract term beginning on the later of the activation date or the date the client begins paying for the subscription.

Services Revenue. We generate revenue from sales of our deployment, consulting and professional services and with the addition of the StrategicOne services, we also provide data analytics, predictive modeling and other database marketing services. The Company prices fixed price service offerings based on the average level of effort expected to complete the work and the current hourly rates charged for time and materials contracts.

Usage Revenue. We have agreements in which we charge a percentage of funds raised by clients from their special events such as runs, walks and rides. Usage revenue occasionally includes a percentage of funds raised online that are unrelated to special events. Usage revenue is determined when donations are made online and is recognized when reported and billed to the client, which is normally done on a monthly basis. We typically enter into subscription agreements that require payment of additional fees for usage of our Luminate Online (formerly COM) solution above the levels included in the subscription fee set forth in the agreement. These fees are recognized when the usage amounts are reported and billed to clients.

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

In connection with our acquisition of GetActive, we recorded $3.0 million in acquired technology and we amortized this amount as a cost of subscription and usage revenue on a straight-line basis over three years ending in February 2010. During 2010, we completed the migration of our former GetActive clients to our Luminate Online (formerly COM) platform and we retired the GetActive platform in December 2010. In connection with our acquisition of StrategicOne's net assets, we recorded $1.8 million in intellectual property and we are amortizing this amount as a cost of subscription and usage revenue on a straight-line basis over three years beginning in February 2011.

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

Use of Non-GAAP Financial Measures

We define Adjusted EBITDA as net income less interest income and gain (loss) on preferred stock warrant revaluation plus interest expense, provision for taxes, depreciation expense, amortization expense, stock‑based compensation expense and acquisition related transaction costs. We have included Adjusted EBITDA in this quarterly report because (i) we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in our industry as a measure of financial performance and (ii) our management uses Adjusted EBITDA to monitor the performance of our business.
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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted EBITDA for each of the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$1,328	$1,703	$1,256	$1,885
Interest (income) expense, net	(25)	37	(48)	99
Depreciation and amortization	1,042	756	2,001	1,736
Stock-based compensation	1,073	545	1,697	1,074
(Gain) loss on warrant revaluation	—	(454)	—	15
Acquisition related transaction costs	287	—	433	—
Provision for income taxes	161	221	154	245
Adjusted EBITDA	$3,866	$2,808	5,493	5,054
Adjusted EBITDA as a percentage of total revenue	19%	15%	14%	14%

Results of operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Statements of Operations Data:
Revenue:
Subscription	$12,025	$11,470	$23,813	$22,862
Services	3,951	2,886	7,484	5,857
Usage	4,676	3,860	7,618	6,190
Total revenue	20,652	18,216	38,915	34,909
Cost of revenue:
Cost of subscription and usage	3,330	3,096	6,551	6,133
Cost of services	4,264	3,311	8,394	6,571
Total cost of revenue	7,594	6,407	14,945	12,704
Gross profit	13,058	11,809	23,970	22,205
Operating expenses:
Sales and marketing	6,474	5,920	12,474	11,244
Research and development	2,588	2,631	5,363	5,156
General and administrative	2,315	1,556	4,345	3,094
Amortization of other intangibles	217	195	427	467
Total operating expenses	11,594	10,302	22,609	19,961
Income from operations	1,464	1,507	1,361	2,244
Interest income	25	15	48	16
Interest expense	—	(52)	—	(115)
Other income (expense)	—	454	1	(15)
Income before income taxes	1,489	1,924	1,410	2,130
Provision for income taxes	161	221	154	245
Net income	$1,328	$1,703	$1,256	$1,885

The following table sets forth our results of operations expressed as a percentage of total revenue for each of the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Statements of Operations Data:
Revenue:
Subscription	58%	63%	61%	65%
Services	19	16	19	17
Usage	23	21	20	18
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription and usage	16	17	17	17
Cost of services	21	18	22	19
Total cost of revenue	37	35	39	36
Gross margin	63	65	61	64
Operating expenses:
Sales and marketing	31	33	32	32
Research and development	13	14	14	15
General and administrative	11	9	11	9
Amortization of other intangibles	1	1	1	2
Total operating expenses	56	57	58	58
Income from operations	7	8	3	6
Interest income	0	0	0	0
Interest expense	—	(0)	—	(0)
Other income (expense)	0	2	0	(0)
Income before income taxes	7	10	3	6
Provision for income taxes	1	1	1	1
Net income	6%	9%	2%	5%

Comparison of the three and six months ended June 30, 2011 and 2010

The following discussion of our results of operations is based upon actual results of operations for each of the three and six months ended June 30, 2011 and 2010. Dollar information provided in the tables below is in thousands.

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Subscription	$12,025	$11,470	$23,813	$22,862
Percent of total revenue	58.2%	63.0%	61.2%	65.5%
Services	$3,951	$2,886	$7,484	$5,857
Percent of total revenue	19.1%	15.8%	19.2%	16.8%
Usage	$4,676	$3,860	$7,618	$6,190
Percent of total revenue	22.6%	21.2%	19.6%	17.7%

For the three months ended June 30, 2011 and 2010

Subscription Revenue

Subscription revenue increased $555,000, or 4.8%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase in subscription revenue was attributable to revenue recognized from sales of our solutions to new clients and from sales of additional products to existing clients.

Services Revenue

Services revenue increased $1.1 million, or 36.9%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. $539,000 of the increase in services revenue was attributable to revenue recognized from sales of our services to four large enterprise clients based on the deals we signed with them during 2010. $459,000 is attributable to our StrategicOne services offerings subsequent to the acquisition in January 2011. The remaining increase is attributable to sales of services to our other new and existing clients.

Usage Revenue

Usage revenue increased $816,000, or 21.1%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase was attributable to a $766,000 increase in revenue from special events and a $50,000 increase in additional fees for client usage above the levels included in monthly subscription fees. The increase in usage revenue from special events was primarily due to the growth and success of our existing clients' events and the addition of events from new clients.

For the six months ended June 30, 2011 and 2010

Subscription Revenue

Subscription revenue increased $951,000, or 4.2%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase in subscription revenue was attributable to revenue recognized from sales of our solutions to new clients and from sales of additional products to existing clients.

Services Revenue

Services revenue increased $1.6 million, or 27.8%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. $991,000 of the increase in services revenue was attributable to revenue recognized from sales of our services to five large enterprise clients based on the deals we signed with them during 2010. $780,000 is attributable to our StrategicOne services offerings subsequent to the acquisition in January 2011. The remaining increase is attributable to sales of services to our other new and existing clients.

Usage Revenue

Usage revenue increased $1.4 million, or 23.1%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was attributable to a $1.4 million increase in revenue from special events, offset by a $15,000 decrease in additional fees for client usage above the levels included in monthly subscription fees. The increase in usage revenue from special events was primarily due to the growth and success of our existing clients' events and the addition of events from new clients. The decrease in additional fees for client usage above the levels included in monthly subscription fees is due primarily to the decrease in usage related to the high volume of transactions processed during the first three months of 2010 related to the Haitian relief efforts.

Cost of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of subscription and usage	$3,330	$3,096	$6,551	$6,133
Cost of services	4,264	3,311	8,394	6,571
Total cost of revenue	7,594	6,407	14,945	12,704
Gross profit	$13,058	$11,809	$23,970	$22,205
Gross margin	63.2%	64.8%	61.5%	63.6%

For the three months ended June 30, 2011 and 2010

Cost of Subscription and Usage

Cost of subscription and usage increased $234,000, or 7.6%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase was due primarily to a $147,000 increase in amortization of acquired technology, an $80,000 increase in the amortization of costs capitalized for internal use software and an $83,000 increase in depreciation of assets used in our production hosting environment. These increases were offset by an $89,000 decrease in corporate bonuses. The amortization of acquired technology increased due to the StrategicOne acquisition in January 2011. In 2010 and the first half of 2011, certain expenses incurred to upgrade and enhance our internal development software qualified for capitalization and these costs were capitalized and began amortizing to cost of subscription and usage when those upgrades and enhancements were placed into service, leading to an increase in the amortization of costs capitalized for internal use software during the three months ended June 30, 2011. Prior to 2010, no costs had been capitalized related to internal use software. The increase in depreciation relates to increased capital expenditures for new servers and upgrades to existing servers to maintain our expanding client base. Bonuses decreased in the first half of 2011 as compared to the same period in 2010 as bonus attainment for upper level management was 75% in 2011 as compared to 100% in the prior year.

Cost of Services

Cost of services increased $953,000, or 28.8%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase was due primarily to an increase in personnel costs of $728,000, contracting costs of $103,000, third-party service provider costs of $61,000 and travel expenses of $20,000. The increase in personnel costs and travel expenses was due primarily to the increase in services personnel as a result of the StrategicOne acquisition in January 2011. The increase in contracting costs was a result of the increased use of outside consultants to supplement services capacity. The StrategicOne acquisition also resulted in an increase in third-party service provider costs to support our new data analytics and predictive modeling services.

Gross Margin

Gross margins for the three months ended June 30, 2011 were 63.2% compared to gross margins of 64.8% for the same period in the prior year.  This decrease in gross margins reflects the increased mix of services from large deals entered into during 2010 and the StrategicOne acquisition as well as the amortization of costs capitalized for internal use software and acquired technology. Prior to the adoption of ASU 2009-13, when services were sold with a subscription, the services did not qualify for separate accounting and were recognized ratably over the term of the related subscription agreement. Since the related services and expenses are generally completed within the first few months of the subscription term, there was a mismatch of revenues and expenses which resulted in negative service margins. For contracts entered into after the adoption of ASU 2009-13 on January 1, 2011, service revenue is separately recognized from subscription revenue and is recorded when earned, so the timing of recognition of both revenues and expenses are more closely matched.

For the six months ended June 30, 2011 and 2010

Cost of Subscription and Usage

Cost of subscription and usage increased $418,000, or 6.8%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was due primarily to a $118,000 increase in amortization of acquired technology, a $145,000 increase in the amortization of costs capitalized for internal use software, a $122,000 increase in depreciation of assets used in our production hosting environment and a $75,000 increase in salaries due to merit increases. These increases were offset by a $57,000 decrease in corporate bonuses. The amortization of acquired technology increased due to the StrategicOne acquisition in January 2011. In 2010 and the first half of 2011, certain expenses incurred to upgrade and enhance our internal development software qualified for capitalization and these costs were capitalized and began amortizing to cost of subscription and usage when those upgrades and enhancements were placed into service, leading to an increase in the amortization of costs capitalized for internal use software during the six months ended June 30, 2011. Prior to 2010, no costs had been capitalized related to internal use software. The increase in depreciation relates to increased capital expenditures for new servers and upgrades to existing servers to maintain our expanding client base. Bonuses decreased in the first half of 2011 as compared to the same period in 2010 as bonus attainment for upper level management was 75% in 2011 as compared to 100% in the prior year.

Cost of Services

Cost of services increased $1.8 million, or 27.7%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was due primarily to an increase in personnel costs of $1.3 million, contracting costs of $124,000, overhead costs of $82,000, third-party service provider costs of $79,000, travel expenses of $75,000 and miscellaneous expenses of $55,000. The increase in personnel costs, overhead costs and travel related expenses was due primarily to the increase in services personnel as a result of the StrategicOne acquisition in January 2011. The increase in miscellaneous expenses was attributable to costs related to client satisfaction and retention and the increase in contracting costs was a result of the increased use of outside consultants to supplement services capacity. The StrategicOne acquisition also resulted in an increase in third-party service provider costs to support our new data analytics and predictive modeling services.

Gross Margin

Gross margins for the six months ended June 30, 2011 were 61.5% compared to gross margins of 63.6% for the same period in the prior year. This decrease in gross margins reflects the increased mix of services from large deals entered into during 2010 and the StrategicOne acquisition as well as the amortization of costs capitalized for internal use software and acquired technology. Prior to the adoption of ASU 2009-13, when services were sold with a subscription, the services did not qualify for separate accounting and were recognized ratably over the term of the related subscription agreement. Since the related services and expenses are generally completed within the first few months of the subscription term, there was a mismatch of revenues and expenses which resulted in negative service margins. For contracts entered into after the adoption of ASU 2009-13 on January 1, 2011, service revenue is separately recognized from subscription revenue and is recorded when earned, so the timing of recognition of both revenues and expenses are more closely matched.
Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales and marketing	$6,474	$5,920	$12,474	$11,244
Percent of total revenue	31.3%	32.5%	32.1%	32.2%

For the three months ended June 30, 2011 and 2010

Sales and marketing expenses increased $554,000, or 9.4% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase is attributable to a $462,000 increase in salaries and benefits, a $171,000 increase in stock-based compensation expense, a $171,000 increase in severance costs and a $64,000 increase in marketing programs. These increases were offset by a $235,000 decrease in commissions and a $117,000 decrease in contracting costs. The increase in salaries, benefits and stock-based compensation expense are all due to an increase in sales and marketing headcount. This increase in headcount also led to the reduction in contracting costs. The increase in severance costs was primarily attributable to the resignation of our vice president of sales during the second quarter of 2011. The decrease in commission expense was a result of three large enterprise deals entered into during the second quarter of 2010 as compared to one large enterprise deal entered into during the second quarter of 2011. As commissions are expensed at the time of sale, commission expenses are difficult to predict and fluctuate significantly on a quarterly basis. The increase in marketing program expenses was due to branding and marketing expenses for the Luminate launch and other marketing campaigns.

For the six months ended June 30, 2011 and 2010

Sales and marketing expenses increased $1.2 million, or 10.9% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase is attributable to a $812,000 increase in salaries and benefits, a $199,000 increase in stock-based compensation expense, a $171,000 increase in severance costs, a $124,000 increase in marketing programs, an $85,000 increase in overhead as well as a $67,000 increase in travel. These increases were offset by a $147,000 decrease in commissions and a $141,000 decrease in contracting costs. The increase in salaries and benefits, stock-based compensation expense, overhead and travel are all due to an increase in sales and marketing headcount. This increase in headcount also led to the reduction in contracting costs. The increase in severance costs was primarily attributable to the resignation of our vice president of sales during the second quarter of 2011. The decrease in commission expense was a result of three large enterprise deals entered into during the first half of 2010 as compared to two large enterprise deals entered into during the first half of 2011. As commissions are expensed at the time of sale, commission expenses are difficult to predict and fluctuate significantly on a quarterly basis. The increase in marketing program expenses was due to branding and marketing expenses for the Luminate launch and other marketing campaigns.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$2,588	$2,631	$5,363	$5,156
Percent of total revenue	12.5%	14.4%	13.8%	14.8%

For the three months ended June 30, 2011 and 2010

Research and development expenses decreased $43,000, or 1.6%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The decrease was attributable to a $355,000 increase in personnel costs offset by a $404,000 increase in the amount of expenses incurred to upgrade and enhance our internal use software that qualified for capitalization. The increases in personnel costs are a result of increased headcount. The increase in capitalized internal use software was due to the investment in our new Luminate constituent engagement solution.

For the six months ended June 30, 2011 and 2010

Research and development expenses increased $207,000, or 4.0%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was attributable to a $697,000 increase in personnel costs, a $77,000 increase in overhead costs and a $26,000 increase in equipment. These costs were partially offset by a $607,000 increase in the amount of expenses incurred to upgrade and enhance our internal use software that qualified for capitalization. The increases in personnel, equipment and overhead costs are a result of increased headcount and investment in product development. The increase in capitalized internal use software was due to the investment in our new Luminate constituent engagement solution.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
General and administrative	$2,315	$1,556	$4,345	$3,094
Percent of total revenue	11.2%	8.5%	11.2%	8.9%

For the three months ended June 30, 2011 and 2010

General and administrative expenses increased $759,000, or 48.8%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase was due primarily to a $447,000 increase in personnel costs, which includes a $223,000 increase in stock-based compensation expense, a $265,000 increase in contracting and professional services expense and a $98,000 increase in recruiting and travel expenses. These costs were partially offset by a decrease of $61,000 in bad debt expense. The increase in personnel costs, recruiting and travel expenses was primarily due to the increase in headcount in 2011 as the company continues to grow. Personnel costs also increased due to the fact that our executive officers elected not to receive merit increases in 2010 whereas their 2011 merit increases went into effect during the first quarter of 2011. Their 2011 compensation packages, which included the merit increases, were recommended by our external consultants and approved by the compensation committee. The increase in contracting and professional services expense was attributable to increased costs from increased audit fees, professional fees incurred in conjunction with the Baigent acquisition in July 2011 and an increase in fees associated with the adoption of ASU 2009-13. The provision for bad debt decreased in 2011 due to our increased collections of past due accounts receivable.

For the six months ended June 30, 2011 and 2010

General and administrative expenses increased $1.3 million, or 40.4%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase was due primarily to a $557,000 increase in personnel costs, which includes a $228,000 increase in stock-based compensation expense, a $551,000 increase in contracting and professional services expense and a $152,000 increase in recruiting and travel expenses. These costs were partially offset by a decrease of $125,000 in bad debt expense. The increase in personnel costs, recruiting and travel expenses was primarily due to the increase in headcount in 2011 as the company continues to grow. Personnel costs also increased due to the fact that our executive officers elected not to receive merit increases in 2010 whereas their 2011 merit increases went into effect during the first quarter of 2011. Their 2011 compensation packages, which included merit increases, were recommended by our external consultants and approved by the compensation committee. The increase in contracting and professional services expense was attributable to increased costs of becoming a public company, including increased audit, tax and legal fees, an increase in stock transfer agent fees, an increase in fees for external executive compensation consultants, professional fees incurred in conjunction with the StrategicOne acquisition in January 2011, the Baigent acquisition in July 2011 and an increase in fees associated with the adoption of ASU 2009-13. The provision for bad debt decreased in 2011 due to our increased collections of past due accounts receivable.

Amortization of Other Intangibles

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization of other intangibles	$217	$195	$427	$467
Percent of total revenue	1.1%	1.1%	1.1%	1.8%

For the three and six months ended June 30, 2011 and 2010

These amounts represent the amortization of intangibles recorded in connection with our acquisitions of GetActive in February 2007 and the net assets of StrategicOne in January 2011 and are being amortized on a straight-line basis over the estimated useful lives of the related assets. While a portion of the intangible assets related to the GetActive acquisition became fully amortized in February 2010, the related decrease was partially offset by the increase in amortization related to the addition of the StrategicOne intangibles.

Interest Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income	$25	$15	$48	$16
Interest expense	—	(52)	—	(115)
Total interest income (expense)	$25	$(37)	$48	$(99)
Percent of total revenue	0.1%	(0.2)%	0.1%	(0.3)%

For the three months ended June 30, 2011 and 2010

Interest income increased $10,000 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 due to the interest income earned on the proceeds of our initial public offering, which we invested in money market funds and marketable securities. Interest expense decreased $52,000, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 due to the decrease in our average outstanding debt as a result of repaying the balance of our line of credit with Comerica with a portion of the proceeds from our initial public offering.

For the six months ended June 30, 2011 and 2010

Interest income increased $32,000 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due to the interest income earned on the proceeds of our initial public offering, which we invested in money market funds and marketable securities. Interest expense decreased $115,000, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due to the decrease in our average outstanding debt as a result of repaying the balance of our line of credit with Comerica with a portion of the proceeds from our initial public offering.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Other income (expense)	$—	$454	$1	$(15)
Percent of total revenue	0.0%	2.5%	0.0%	(0.0)%
For the three and six months ended June 30, 2011 and 2010
For the three and six months ended June 30, 2010, other income (expense) was comprised primarily of the change in fair value of our convertible preferred stock warrants issued in 2005. During the first quarter of 2010, we recorded an expense of $469,000 as the liability with respect to the warrants increased, and we recorded the corresponding increase in fair value. On May 4, 2010, immediately prior to the effectiveness of our initial public offering, we recorded a final fair value adjustment based upon the offering price of $9.00 per share and recorded other income of $454,000. Upon the closing of the offering, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital. We expect other income and expense to be minimal in future periods.
Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Provision for income taxes	161	221	154	245
Percent of total revenue	0.8%	1.2%	0.5%	0.7%

For the three and six months ended June 30, 2011 and 2010

We recorded a tax provision for federal alternative minimum taxes and state income taxes totaling $161,000 and $154,000 for the three and six months ended June 30, 2011, respectively, as compared to a provision of $221,000 and $245,000 for the three and six months ended June 30, 2010, respectively. Our effective tax rate varies from the U.S. federal tax rate primarily due to changes in our recorded valuation allowance against our deferred tax assets. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs the positive evidence of its current and forecasted future results of positive pre-tax income.

Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. We will continue to monitor the positive and negative evidence and we will adjust the valuation allowance as sufficient objective positive evidence becomes available.

Net Income

For the three and six months ended June 30, 2011 and 2010

We recorded net income of $1.3 million and $1.7 million for the three months ended June 30, 2011 and 2010, respectively, and $1.3 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in net income for these periods was primarily the result of our increased investment in sales, marketing and research and development efforts, acquisition related costs and the fact that we are incurring higher costs associated with being a public company.

Liquidity and capital resources

Prior to our initial public offering in May 2010 in which we raised net proceeds of approximately $35.9 million, we financed our operations primarily through the private sale of equity securities and debt financings. Since May 2010, our principal source of liquidity has been cash flows from operations offset by capital expenditures, or free cash flow. As of June 30, 2011, we had $10.5 million of cash and cash equivalents, $39.2 million of marketable securities and $43.7 million of working capital excluding deferred revenue. Our cash and cash equivalents are held primarily in cash, money market funds, corporate bonds and commercial paper. Our marketable securities are primarily held in U.S. government agency bonds, corporate bonds and commercial paper.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2011	2010

Net cash provided by operating activities	$429	$2,933
Net cash used in investing activities	(9,446)	(1,453)
Net cash provided by financing activities	1,058	33,896
Cash and cash equivalents at end of period	10,488	52,038

Net Cash Provided By Operating Activities

During the six months ended June 30, 2011, we generated $429,000 of cash from operating activities, which consisted of our net income of $1.3 million, adjusted for non-cash charges of $3.7 million. In addition, cash inflows of $1.3 million from changes in operating assets and liabilities included a $1.2 million increase in accounts payable due to timing of receipt and payment of invoices and a $123,000 decrease in prepaid expenses and other assets. Cash outflows of $5.8 million from changes in operating assets and liabilities included a $3.9 million increase in accounts receivable as a result of an increase in our days sales outstanding, a $474,000 decrease in accrued liabilities as a result of the timing of the receipt of invoices and payments and the increase in public company costs and acquisition related costs, and a $1.5 million decrease in deferred revenue as the mix of quarterly billings relative to annual billings continues to increase. Additionally, prior to the adoption of ASU 2009-13, when services were sold with a subscription, the services did not qualify for separate accounting and were recognized ratably over the term of the related subscription agreement. For contracts entered into after the adoption of ASU 2009-13 on January 1, 2011, service revenue is separately recognized from subscription revenue and is recorded when earned, resulting in lower deferred revenue balances.

Cash flows from operations for the six months ended June 30, 2011 decreased by approximately $2.5 million as compared to the six months ended June 30, 2010 and was driven primarily by the increase in expenses as compared to the same period in 2010 as well as an increase in our days sales outstanding, which fluctuates based on the timing of billings and collections, particularly large annual billings.

During the six months ended June 30, 2010, we generated $2.9 million of cash from operating activities, which consisted of our net income of $1.9 million, non-cash charges of $2.8 million and cash inflows of $754,000. These amounts were partially offset by $2.5 million of cash outflows from changes in operating assets and liabilities. The cash inflows were primarily attributable to a $501,000 decrease in accrued liabilities due to timing of payments and a $253,000 decrease in accounts receivable as a result of a decrease in our days sales outstanding. The cash outflows were attributable to a $236,000 increase in prepaid expenses primarily as a result of the payment of annual premiums for our expanded public company directors and officers liability insurance, a decrease in accounts payable of $59,000 due to the timing of payments and a decrease in deferred revenue of $2.2 million as a result of the timing of transactions and various sales promotions offered during 2009 and 2010 which resulted in deferred payments.

Net Cash Used In Investing Activities

Net cash used in investing activities increased $8.0 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase is primarily the result of purchases of marketable securities of $24.6 million, cash utilized in the StrategicOne acquisition of $4.4 million, an increase in capitalization of software development costs incurred to upgrade and enhance our internal use software of $607,000 and an increase in capital expenditures of $174,000, offset by sales of marketable securities of $10.9 million and proceeds from maturities of marketable securities of $10.9 million. Net cash used in investing activities for the six months ended June 30, 2010 was comprised solely of capital expenditures of $990,000 and capitalized software development costs of $463,000.

Net Cash Provided By Financing Activities

Net cash provided by financing activities decreased $32.8 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 as a result of the $35.9 million net proceeds we received from the sale of stock in our initial public offering in May 2010, the $965,000 increase in proceeds received from the issuance of common stock upon the exercise of stock options and a $2.2 million decrease in payments on long-term debt. During the six months ended June 30, 2011, we used $83,000 worth of shares to settle withholding taxes on employee vesting of restricted shares. During the six months ended June 30, 2010, we generated $33.9 million of cash from financing activities which consisted primarily of the net proceeds we received from the sale of stock in our initial public offering of $35.9 million and $190,000 in proceeds we received from the issuance of common stock upon the exercise of stock options, partially offset by $2.2 million used to repay our line of credit with Comerica.

Capital Resources

We believe that our cash flows from operations and our existing cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may elect to raise additional capital through the sale of additional equity or debt securities or obtain a credit facility to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we elect, additional financing may not be available in amounts or on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Contractual Obligations and Commitments

During the six months ended June 30, 2011, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K as filed with the SEC.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We had cash and cash equivalents of $10.5 million and $18.4 million at June 30, 2011 and December 31, 2010, respectively. These amounts are held primarily in cash, money market funds, corporate bonds and commercial paper. In addition we had marketable securities of $39.2 million and $36.8 million at June 30, 2011 and December 31, 2010, respectively, which were primarily held in U.S. government agency bonds, corporate bonds and commercial paper. We do not hold any auction-rate securities. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in the six months ended June 30, 2011, our interest income would not have been materially affected.

Foreign Currency Risk

Our results of operations and cash flows are not subject to fluctuations due to changes in foreign currency exchange rates. We bill our clients in U.S. dollars and receive payment in U.S. dollars, and substantially all of our operating expenses are denominated in U.S. dollars. As we integrate Baigent and grow sales of our solutions outside the United States, our contracts with foreign clients may be denominated in currencies other than U.S. dollars and we may become subject to changes in currency exchange rates.

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

Since fiscal year 2010, we have implemented internal controls to enable us to make reasonably dependable estimates for BESP of the elements within an arrangement. With the adoption of ASU 2009-13 the Company has established processes to determine BESP, allocate revenue in multiple-element arrangements using BESP, and make reasonably dependable estimates using a proportional performance method for services.

There were no additional changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal proceedings

In the ordinary course of the Company's business, the Company from time to time becomes involved in legal proceedings, claims and litigation. The outcomes of these matters are inherently unpredictable. The Company periodically assesses its liabilities and contingencies in connection with these matters, based upon the latest information available. Should it be probable that the Company has incurred a loss and the loss, or range of loss, can be reasonably estimated, the Company will record reserves in the unaudited condensed consolidated financial statements. In other instances, because of the uncertainties related to the probable outcome and/or amount or range of loss, the Company is unable to make a reasonable estimate of a liability, and therefore no reserve will be recorded. As additional information becomes available, the Company will adjust its assessment and estimates of such liabilities accordingly.  Further, as the costs and outcomes of these types of matters can vary significantly, including with respect to whether they ultimately result in litigation, the Company believes its past experiences are not sufficient to provide any additional visibility or predictability to reasonably estimate the additional loss or range of loss that may result, if any. Based on the foregoing, the Company believes that an estimate of an additional loss or range of loss cannot be made at this time for contingencies for which there is a reasonable possibility that a loss may have been incurred. It is possible that the ultimate resolution of the Company's liabilities and contingencies could be at amounts that are different from any recorded reserves and that such differences could be material.

Item 1A. Risk factors

Reference is made to the factors set forth under the caption “Cautionary Statement” in Part I, Item 2 of this report and other risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, which are incorporated herein by reference, subject to the following modified and new risk factors:
Our business depends on our clients' renewing and expanding their subscriptions for our solutions. Any decline in our client renewals and expansions would reduce our revenue.
        We sell solutions pursuant to agreements that are generally three years in length for our online marketing solutions and one to two years in length for Common Ground. We anticipate that Convio Luminate will be offered pursuant to agreements that are generally three years in length. Our clients have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period. Our client renewal rates may decline or fluctuate and our client cancellation rates may increase or fluctuate as a result of a number of factors, including the following:

•	a client switches to a competitor or competitive point applications;

•	a client terminates its agreement with us due to employee turnover in the client organization;

•	a client is dissatisfied with our agreement terms;

•	a client encounters financial difficulties;

•	our solutions do not continue to fit a client's needs as they evolve; and

•	our client has a poor service experience with our partners or us.
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
        We serve a broad range of NPOs, the less established of which may be subject to a higher rate of insolvency or may have limited durations due to the underlying causes that they support, such as political campaigns. We are generally not able to perform financial due diligence on the creditworthiness of our prospective clients, and we may not accurately predict a client's creditworthiness. As a result, if we are unable to collect from our clients, our revenue and cash flows could be less than what we expect.

Because we expense commissions associated with sales of our solutions immediately upon execution of a subscription agreement with a client and generally recognize the revenue associated with such sale over the term of the agreement, our operating income in any period may not be indicative of our financial health and future performance.
        We expense commissions paid to our sales personnel in the period in which we enter into an agreement for the sale of our solutions. In contrast, we generally recognize the revenue associated with a sale of our solutions ratably over the term of the subscription agreement, which is typically three years for our online solutions and one to two years for Common Ground. We anticipate that Luminate will be offered pursuant to agreements that are generally three years in length. Although we believe increased sales is a positive indicator of the long-term health of our business, increased sales, particularly sales to enterprise clients, would increase our operating expenses and decrease earnings in any particular period. Thus, we may report poor operating results due to higher sales commissions in a period in which we experience strong sales of our solutions. Alternatively, we may report better operating results due to the reduction of sales commissions in a period in which we experience a slowdown in sales. Therefore, you should not rely on our operating income during any one quarter as an indication of our financial health and future performance.
We anticipate that our constituent engagement solutions, Common Ground and Luminate, will help us to grow our business, but if NPOs do not adopt these solutions, the growth in our revenue could be limited and our business harmed.
        We introduced our Common Ground application in September 2008, which was historically targeted primarily at mid-market NPOs. In December 2010, we introduced an online fundraising and marketing engine directly integrated with Common Ground. In July 2011, we introduced our new solution, Convio Luminate, which is targeted at large, enterprise NPOs. Thus we now offer two distinct constituent engagement solutions, Common Ground for the small and mid-market NPOs and Luminate for large, enterprise NPOs. We expect to increase our spending on research and development and sales and marketing to expand the number of both Common Ground and Luminate clients and the revenue we generate from these clients.
Common Ground and Luminate are new and evolving products, and if NPOs do not continue to adopt them, then our business will have difficulty growing and will be harmed. We believe that acceptance and adoption of these solutions by NPOs will be dependent upon, among other things, their functional breadth, quality, ease of use, performance, reliability, and cost effectiveness. Even if the advantages of these solutions over legacy solutions are established, we are unable to predict to what extent they will be adopted in the marketplace.
We plan on releasing more functionality for our Common Ground application. The introduction of these new features may replace sales of our legacy online marketing solution, particularly in the mid-market, which could offset the benefits of a successful feature introduction. This could also harm our operating results by decreasing sales of our higher priced solution, exposing us to greater risk of decreased revenues.
As we market our new Luminate solution to the enterprise market, there is no guarantee that the large enterprise NPOs will adopt Luminate or that the features will prove to be useful for this market. Failure in this regard may significantly impair our ability to compete effectively and cause us to lose existing clients or fail to sell our solutions to new clients. Any or all of the above occurrences could harm our business and results of operations.
We do not have any control over the availability or performance of salesforce.com's Force.com platform, and if we or our clients encounter problems with it, we may be required to replace Force.com with another platform, which would be difficult and costly.
        Common Ground and Luminate CRM run on salesforce.com's Force.com platform, and we do not have any control over the Force.com platform or the prices salesforce.com charges to our NPO clients. Salesforce.com may discontinue or modify Force.com. Salesforce.com could also increase its fees or modify its pricing incentives for NPOs. If salesforce.com takes any of these actions, we may suffer lower sales, increased operating costs and loss of revenue from Common Ground and Luminate CRM until equivalent technology is either developed by us, or, if available from a third party, is identified, obtained and integrated. Additionally, we may not be able to honor commitments we have made to our clients and we may be subject to breach of contract or other claims from our clients.
        In addition, we do not control the performance of Force.com. If Force.com experiences an outage, Common Ground and Luminate CRM will not function properly, and our clients may be dissatisfied with our Common Ground and Luminate CRM applications. If salesforce.com has performance or other problems with its Force.com platform, they will reflect poorly on us and the adoption and renewal of our Common Ground and Luminate CRM applications and our business may be harmed.

Interruptions, delays or security breaches at third-party datacenters, third-party infrastructure providers or by our payment processors could impair the delivery of our solutions and harm our reputation and business.
We host a portion of our solutions from a third-party datacenter located in Austin, Texas. Additionally, we use certain other third-party providers of infrastructure, such as virtual servers and other cloud computing resources. Any interruptions or problems at such datacenter or other providers would likely result in significant disruptions in our solutions hosted at or affected by such site. We do not control the operation of such datacenter or other providers, and each is vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. Such datacenter and other providers are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions at such third party locations, the occurrence of a natural disaster or an act of terrorism, a security breach, a decision to close the datacenter or such provider without adequate notice or other unanticipated problems such as work stoppages could result in interruptions or delays in our solutions. Any interruption or delays in our solutions could harm our reputation, increase out operating costs and cause us to breach commitments to our clients. Such datacenter and other providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the datacenter and other providers on commercially reasonable terms, we may experience costs or downtime in connection with the transfer to new third-party providers.
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
        We rely on software licensed from third parties in order to offer our solutions, including database software from Oracle Corporation. The third-party software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any necessary third-party software could result in delays in the provisioning of our solutions until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our reputation, increase our operating costs and cause us to breach commitments to our clients. Any errors or defects in third-party software could result in errors or a failure of our solutions which could harm our reputation, be costly to correct and cause us to breach commitments to our clients. Many of our third-party providers attempt to impose limitations on their liability for errors, defects, or failures in their hardware, software, or services, which we are required to pass through to our clients. Those limitations may or may not be enforceable, and we may have liability to our clients or providers that could harm our reputation and increase our operating costs.
We provide service level commitments to our clients, which could cause us to issue credits for future products and services if the stated service levels are not met for a given period and could significantly harm our reputation and operating results.
        We provide service level commitments in our subscription agreements. Our transaction volumes are erratic, and our volumes spike significantly during large special events or major occurrences such as natural disasters. High transaction volumes can cause delays in response times. If we are unable to meet stated service level commitments, we may be contractually obligated or choose to provide clients with refunds or credits for future products and services. While we provide these service level commitments in our subscription agreements, we may not receive credits from our third-party providers sufficient to cover our obligations to our clients, and therefore we may not be able to recover fully from our third-party datacenter and other third-party providers any refunds or credits that we provide to our clients. Our revenue could also be adversely affected if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our clients. Any service outages could harm our reputation, decrease our revenue and increase our operating costs.

If we are not able to develop enhancements to, and new features for, our existing solutions or acceptable new products and services that keep pace with technological developments, we may lose clients or fail to sell our solutions to new clients.
        We intend to develop or license our new solutions as well as enhancements to and new features for our existing solutions to keep pace with rapid technological developments and to improve our solutions. The success of such new solutions, enhancements, new features and services depends on several factors, including their timely completion, the license on acceptable terms of software from third parties and the introduction and market acceptance of such enhancements, features or services. Failure in this regard may significantly impair our ability to compete effectively and cause us to lose existing clients or fail to sell our solutions to new clients. In addition, because the software underlying our solutions is designed to operate on a variety of network hardware and software platforms using a standard browser, we will need to continuously modify and enhance our solutions to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or bringing them to market in a timely manner. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies could increase our research and development expenses. Any failure of our solutions to operate effectively with future network platforms and technologies could reduce the demand for our solutions.
Our solutions, and in particular our Common Ground and Luminate applications, may contain errors or defects, negatively affecting their adoption which may cause us to lose clients and reimburse fees.
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
        The market in which we operate is fragmented, competitive and rapidly evolving, and there are limited barriers to entry for some aspects of this market. Competitive pressures can adversely impact our business by limiting the prices we can charge our clients and making the adoption and renewal of our solutions more difficult. With COM, now Luminate Online, we compete with several online marketing solutions and a variety of point applications targeted at tasks such as email marketing, content management and fundraising event management. With Common Ground and Luminate CRM, we compete with generic database providers, as well as industry-specific donor management solutions. Some of our competitors are focused exclusively on the nonprofit industry while others sell to NPOs among a broader set of target industries. Our primary competitors are Blackbaud, Inc., The Sage Group plc and SofterWare, Inc. In addition, we compete with a variety of smaller, private companies, and also with custom web development providers, which provide custom in-house applications. Any of these competitors could take actions that adversely affect our business.
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
We also rely on third-party implementation providers whom we recommend to our clients to deploy our solutions. In the case of Common Ground, to date we have relied primarily on third-party implementation providers to provide deployment services. Any failure to perform, unprofessional conduct, delays or difficulties with the deployment on the part of such third-party implementation providers may require us to perform these services ourselves and may reflect poorly on our reputation and the marketability of our solutions, which could harm our business and results of operations. Our agreements with these third-party implementation providers do not obligate them to continue to deploy our solutions. Our clients either enter into agreements directly with us or alternatively with the third-party implementation providers, so we have limited ability to seek recourse from them if deployment issues arise with clients.
If the security of the software or systems underlying our solutions is breached, our reputation could be harmed and our operating costs could increase.
Fundamental to the use of our products and services is the secure collection, storage and transmission of constituent information. Unauthorized third parties have periodically attempted to attack our system, and we have had security breaches in the past. We regularly upgrade our security technologies, policies and programs. However, we expect third parties to continue to attempt to attack our system in the future with increasing sophistication. If a third party breaches our security, that of our clients or that of our third-party datacenter, payment processing partners and other third-party providers, our business could be harmed. It could result in misappropriation of proprietary information or interruptions in operations. We might be liable to our clients or their constituents for damages from breaches of security, and clients could seek to terminate their agreements with us. A breach could also harm our reputation and increase our operating costs, particularly any breach resulting in the imposition of liability that is not covered by insurance or is in excess of insurance coverage. We might be required to expend significant capital and other resources to notify and communicate with state and federal regulatory agencies and affected clients and their constituents, provide credit monitoring or other protections, protect further against security breaches or to rectify problems caused by any security breach. Any of these results would be harmful to our business.
If we are not able to integrate StrategicOne, Baigent or any future acquisitions successfully, our operating results and prospects could be harmed.
 In January 2011, we acquired substantially all of the assets of StrategicOne and have integrated most of their operations. In July 2011, we acquired all of the outstanding share capital of Baigent. In the future we may pursue additional acquisitions of businesses to complement our existing business. We cannot assure you that our acquisition of StrategicOne, Baigent or that any acquisition we make in the future, will provide us with the benefits we anticipated in entering into the transaction. Our acquisitions of StrategicOne and Baigent are, and any acquisitions we do in the future will be, accompanied by a number of risks, including:

•	difficulties in retaining key employees and clients and in integrating the operations and personnel of the acquired companies;

•	difficulties in maintaining acceptable standards, controls, procedures and policies;

•	potential disruption of ongoing business and distraction of management;

•	inability to maintain relationships with clients of the acquired business;

•	impairment of relationships with employees and clients as a result of any integration of new management and other personnel;

•	difficulties in incorporating acquired technology and rights into our products and services;

•	unexpected expenses resulting from the acquisition;

•	potential intellectual property or other litigation if we do not consummate an acquisition;

•	potential unknown liabilities associated with acquired businesses; and

•	additional legal, regulatory or other compliance requirements applicable to the acquired businesses.
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
We have established our first international subsidiary, which subjects us to additional business risks including increased logistical and financial complexity and currency fluctuations.

As a result of our acquisition of Baigent in the United Kingdom, we have established our first international subsidiary and entered our first international market. We may not be able to maintain or increase market demand for Baigent's products. Baigent's operations are subject to a number of risks, including:

•	increased complexity and costs of managing international operations and related tax obligations;

•	multiple, conflicting and changing tax and other laws and regulations that may impact both our international and domestic tax and other liabilities and result in increased complexity and costs;

•	the risk that we are unsuccessful selling our products and services in the United Kingdom;

•	the risk that we are unable to successfully use Baigent's experience and reputation to accelerate entry into the United Kingdom market;

•	the risk that our acquisition of Baigent will cause disruptions in Baigent's or our business or customer relationships;

•	regulatory, foreign exchange and other risks associated with entry into the United Kingdom market;

•	risks associated with modifying our products and services for sale and delivery in foreign jurisdictions;

•
the risk of litigation or other claims by public or private entities or persons related to the acquisition generally or related to the products, services, personnel or operations of the combined company;

•	the risk related to competitive responses to the acquisition;

•	the risk that we are unable able to protect our or Baigent's intellectual property rights in the United Kingdom or elsewhere;

•	the risks related to our and Baigent's reliance on third parties for products and provision of services;

•	the need to have business and operations systems that can meet the needs of our international business and operating structure;

•	risks associated with maintaining the security of client and donor data obtained through international accounts;

•
risks associated with unfamiliar and more restrictive laws and regulations, including those governing Internet activities, email messaging, collection and use of personal information, solicitations of charitable contributions and other activities important to our business; and

•
risks associated with supporting an international client base primarily using USA based infrastructure, including the risk of interrupted or slow connectivity between international clients and USA based servers.

To date, all of our sales to customers have been denominated in U.S. dollars. Historically, Baigent has denominated and we expect it to continue to denominate all of its costs and expenses in pounds sterling. As a result, we will incur risk associated with fluctuations in the exchange rate between U.S. dollars and pounds sterling.

If we continue to expand our international operations, our expansion may subject us to risks that may increase our operating costs.
        An element of our growth strategy is to continue to expand our international operations beyond the United Kingdom and develop a worldwide client base. To date, we have not realized a material portion of our revenue from clients outside the United States. However, beginning with our acquisition of Baigent in July 2011, we anticipate that the portion of our revenue generated from clients outside the United States will grow. Operating in additional international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States and the United Kingdom. Because of our limited experience with international operations, we cannot assure you that our international expansion efforts will be successful. In addition, we will face risks in doing business internationally that could increase our operating costs, including:

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
        If we decide to further expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks associated with future international operations. Our failure to manage any of these risks successfully could increase our operating costs.
Our management will continue to have broad discretion over the use of the proceeds raised in our recent initial public offering and might not apply the proceeds in ways that may enhance our operating results or the price of our common stock.
        Our management will continue to have broad discretion over the use of proceeds from our recent initial public offering, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the net proceeds of the initial public offering in ways that increase the value of your investment. On May 12, 2010, we used $1.9 million of the net proceeds from the initial public offering to retire all the outstanding debt under the revolving line of credit and the term loan with Comerica Bank. On January 28, 2011, we used approximately $4.9 million of the net proceeds from the initial public offering to acquire StrategicOne. On July 1, 2011, we used approximately $2.9 million of the net proceeds from the initial public offering to acquire Baigent. We anticipate that we will use the remaining net proceeds from the initial public offering for general corporate purposes. We may use a portion of the proceeds to expand our business through acquisitions or investigations in other complimentary businesses, particularly those with similar clients and adjacent products or technologies, however, we have no agreements or commitments with respect to any acquisitions at this time. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds. You will not have the opportunity to influence our decisions on how the net proceeds of the initial public offering are used.

Item 2. Unregistered sales of equity securities and use of proceeds

On April 28, 2010, our registration statement on Form S-1 (File No. 333-164491) was declared effective for our initial public offering. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on April 29, 2010. On May 12, 2010, we used $1.9 million of the net proceeds from the initial public offering to retire all the outstanding debt under the revolving line of credit and the term loan with Comerica Bank. On January 28, 2011, we used approximately $4.9 million of the net proceeds from the initial public offering to acquire StrategicOne. On July 1, 2011, we used approximately $2.9 million of the net proceeds from the initial public offering to acquire Baigent. We anticipate that we will use the remaining net proceeds from the initial public offering for general corporate purposes. We may also use a portion of the proceeds to expand our current business through acquisitions or investments in other complementary businesses, particularly those with similar clients and adjacent products or technologies, however, we have no agreements or commitments with respect to any acquisitions at this time. The amount and timing of what we actually spend may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations as well as the other factors described in the section titled "Risk Factors." Pending the use of the net proceeds from the initial public offering described above, we invested the funds in a registered money market account and in marketable securities.
The following table provides information about shares of common stock withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock during the three months ended June 30, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Appoximate dollar value of shares that may yet be purchased under the plan or programs
April 1, 2011 to April 30, 2011	—	—	—	—
May 1, 2011 to May 31, 2011	7,342	$11.36	—	—
June 1, 2011 to June 30, 2011	—	—	—	—
Total	7,342	$11.36	—	—

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

4.4		Form of Warrant issued to Comerica Ventures Incorporated (incorporated by reference from Exhibit 4.6 to the Registration Statement)
4.5		Warrant issued to Entrepreneurs Foundation of Central Texas Incorporated (incorporated by reference from Exhibit 4.7 to the Registration Statement)
4.6		Warrant issued to Piper Jaffray & Co. Incorporated (incorporated by reference from Exhibit 4.8 to the Registration Statement)
10.1	*	Separation offer and general release between Convio, Inc. and Randall N. Potts (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2011)
31.1	#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	#	XBRL Instance Document
101.SCH	#	XBRL Taxonomy Extension Schema Document
101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document

_______________________________________________

*Constitutes management contracts or compensatory arrangements
# Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Convio, Inc.
Date:	August 11, 2011	By:	/s/ GENE AUSTIN
Gene Austin
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 11, 2011	By:	/s/ JAMES R. OFFERDAHL
James R. Offerdahl
Chief Financial Officer and Vice President of Administration (Principal Financial and Accounting Officer)