Form 10-Q
period 2011-09-30
Convio, Inc.
filed 2011-11-03
CIK 1407450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 18,370,065 as of October 31, 2011.

Convio, Inc.

Cautionary Statement

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-Q (as well as documents incorporated herein by reference) may be considered “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include declarations regarding the intent, belief or current expectations of Convio, Inc. and its management and may be signified by the words “expects,” “anticipates,” “target,” “project,” “goals,” “estimates,” “potential,” “predicts,” “may,” “might,” “could,” “intends,” “believes” or similar language. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements.  Factors that could cause or contribute to such differences include those discussed under “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and elsewhere in this report.  Convio, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

Convio, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,250	$18,447
Restricted cash	1,248	1,248
Marketable securities	32,824	36,774
Accounts receivable, less allowance of $167 and $230 at September 30, 2011 and December 31, 2010, respectively	12,051	8,154
Prepaid expenses and other current assets	1,787	1,558
Total current assets	65,160	66,181
Property and equipment, net	6,707	4,609
Goodwill	9,366	5,527
Intangible assets, net	6,127	3,990
Other assets	71	104
Total assets	$87,431	$80,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,142	$526
Accrued liabilities	2,863	3,028
Accrued compensation	2,159	2,526
Deferred revenue	15,877	15,917
Other current liabilities	559	—
Total current liabilities	22,600	21,997
Long-term liabilities	289	—
Total liabilities	22,889	21,997
Commitments and Contingencies
Stockholders' equity:
Common stock: $0.001 par value; 40,000,000 shares authorized; 18,377,141 and 18,367,680 shares issued and outstanding, respectively, at September 30, 2011; 17,612,536 shares issued and outstanding at December 31, 2010	18	18
Additional paid-in capital	115,139	111,218
Treasury stock at cost; 9,461 and zero shares at September 30, 2011 and December 31, 2010, respectively	(103)	—
Accumulated other comprehensive loss	(87)	(21)
Accumulated deficit	(50,425)	(52,801)
Total stockholders' equity	64,542	58,414
Total liabilities and stockholders' equity	$87,431	$80,411

See accompanying notes.

Convio, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Subscription	$12,355	$11,559	$36,168	$34,421
Services	4,749	3,075	12,233	8,932
Usage	3,934	3,221	11,552	9,411
Total revenue	21,038	17,855	59,953	52,764
Cost of revenue:
Cost of subscription and usage (1)(3)	3,378	3,073	9,929	9,206
Cost of services (2)(3)	4,666	3,422	13,060	9,993
Total cost of revenue	8,044	6,495	22,989	19,199
Gross profit	12,994	11,360	36,964	33,565
Operating expenses:
Sales and marketing (3)	6,323	5,075	18,797	16,319
Research and development (3)	2,712	2,740	8,075	7,896
General and administrative (3)	2,386	1,666	6,731	4,760
Amortization of other intangibles	273	195	700	662
Total operating expenses	11,694	9,676	34,303	29,637
Income from operations	1,300	1,684	2,661	3,928
Interest income	23	25	71	41
Interest expense	—	(9)	—	(124)
Other income (expense), net	(2)	—	(1)	(15)
Income before income taxes	1,321	1,700	2,731	3,830
Provision for income taxes	201	195	355	440
Net income	$1,120	$1,505	$2,376	$3,390
Net income attributable to common stockholders (note 2):
Basic	$1,120	$1,505	$2,376	$2,846
Diluted	$1,120	$1,505	$2,376	$3,390
Net income per share attributable to common stockholders (note 2):
Basic	$0.06	$0.09	$0.13	$0.22
Diluted	$0.06	$0.08	$0.12	$0.20
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	18,283	17,445	18,048	13,031
Diluted	19,507	18,911	19,523	16,943
___________________________________

(1)
Includes amortization of acquired technology of $193,000 and zero for the three month periods ended September 30, 2011 and 2010, respectively, and $438,000 and $127,000 for the nine month periods ended September 30, 2011 and 2010, respectively.

(2)
Includes compensation expense related to earnout provisions of business acquisitions of $83,000 and zero for the three month period ended September 30, 2011 and 2010, respectively, and $222,000 and zero for the nine month period ended September 30, 2011 and 2010, respectively.

Convio, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands)
Continued

(3)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of subscription and usage	$43	$38	$149	$121
Cost of services	135	74	401	231
Sales and marketing	163	160	704	502
Research and development	82	89	329	272
General and administrative	222	140	759	449

See accompanying notes.

Convio, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,376	$3,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,749	1,610
Amortization of intangible assets	1,138	789
Amortization of software development costs	288	42
Amortization of debt issuance costs	—	28
Revaluation of warrants to fair value	—	15
Stock-based compensation	2,342	1,575
Changes in operating assets and liabilities:
Accounts receivable	(3,397)	(997)
Prepaid expenses and other assets	595	128
Accounts payable	536	127
Accrued liabilities	(677)	(22)
Deferred revenue	(136)	(983)
Net cash provided by operating activities	4,814	5,702
Cash flows from investing activities:
Purchases of marketable securities	(35,680)	(32,625)
Sales of marketable securities	12,914	—
Proceeds from maturities of marketable securities	26,011	—
Increase in restricted cash	—	(1,248)
Capitalized software development costs	(1,654)	(621)
Cost of acquisitions, net of cash acquired	(6,738)	—
Purchase of property and equipment, net	(2,318)	(1,597)
Net cash used in investing activities	(7,465)	(36,091)
Cash flows from financing activities:
Payments made on long-term debt and capital lease obligations	(14)	(2,190)
Proceeds from common stock issuance in connection with initial public offering, net of issuance costs of $5,147	—	35,888
Shares acquired to settle employee tax withholding liability	(103)	—
Proceeds from issuance of common stock upon exercise of options	1,579	202
Net cash provided by financing activities	1,462	33,900
Net change in cash and cash equivalents	(1,189)	3,511
Effect of exchange rates on cash and cash equivalents	(8)	—
Cash and cash equivalents at beginning of period	18,447	16,662
Cash and cash equivalents at end of period	$17,250	$20,173

Convio, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
Continued

	Nine Months Ended September 30,
	2011	2010
Supplemental disclosure of cash flow information:
Interest paid	$—	$71
Taxes paid	$340	$239
Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$(33,869)
Conversion of Series P, Series Q, Series R and Series S common stock to undesignated common stock upon initial public offering	$—	$(7)
Reclassification of preferred stock warrant liability to additional paid-in capital upon initial public offering	$—	$(1,390)

See accompanying notes.

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Convio, Inc., together with its wholly-owned subsidiaries (collectively, the “Company” or “Convio”), is a provider of on-demand constituent engagement solutions that enable nonprofit organizations (“NPOs”) to more effectively raise funds, advocate for change and cultivate relationships with donors, activists, volunteers, alumni and other constituents. The Company's integrated solutions include its Convio Luminate solution (“Luminate”) and Convio Common Ground CRM (“Common Ground”). Luminate is targeted at large, enterprise NPOs, and consists of both the Luminate Online suite (previously known as Convio Online Marketing) and the Luminate CRM suite, which may be sold separately or as an integrated offering. The integrated Luminate offering allows large, enterprise NPOs to engage constituents through online and offline channels as well as analyze the relationships they have with such constituents to design tailored, integrated, multi-channel campaigns and interactions. Common Ground is targeted at small and mid-sized NPOs and offers them a simple, easy to use, complete and lower-cost system that combines a powerful database for constituents with online fundraising, marketing and volunteer management modules so that NPOs can manage all their fundraising and constituent engagement operations from one solution. The Company's solutions are enhanced by a portfolio of value-added services tailored to its clients' specific needs.

The Company was incorporated in Delaware on October 12, 1999. On February 16, 2007, the Company acquired GetActive Software, Inc. (“GetActive”), a privately owned company based in Berkeley, California. The Company acquired GetActive, a provider of online constituent relationship management software and services and a competitor of the Company, to expand its client base and increase its market presence in the nonprofit market. On January 28, 2011, the Company's wholly-owned subsidiary, StrategicOne, Inc. (“StrategicOne”), acquired substantially all of the assets and assumed certain liabilities of StrategicOne, LLC, a privately owned company, to strengthen the Company's enterprise offering by adding the experience and expertise of a provider of data analytics, predictive modeling and other database marketing services to the Company. On July 1, 2011, the Company acquired all of the outstanding shares of Baigent Limited (“Baigent”), a privately owned company located in the United Kingdom (“UK”), to enter the international marketplace by adding the experience and expertise of a leading provider of digital strategy, design, technology implementation and online fundraising solutions to charities in the UK.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary, all of which are of a normal recurring nature, for the fair presentation of the Company's statement of financial position as of September 30, 2011 and December 31, 2010 and the Company's results of operations for the three and nine months ended September 30, 2011 and 2010 and its cash flows for the nine months ended September 30, 2011 and 2010. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2011. All references to September 30, 2011 or to the three and nine months ended September 30, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

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

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

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

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

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

In determining whether the fee is fixed or determinable, the Company only recognizes revenue for amounts that the client is legally obligated to pay. There are no instances where the Company is recognizing revenue prior to invoicing the client. For example, for multi-year contracts where the client has the right to cancel a portion of the contractual term, the Company only recognizes revenue for amounts related to the noncancelable portion of the contract until the client has relinquished its right to cancel. For multi-year contracts with increasing annual payments, the Company recognizes revenue based upon the amounts actually invoiced, which results in an increasing amount of revenue recognized each year. For multi-year contracts with decreasing annual payments, the Company recognizes revenue ratably using the entire noncancelable contract value, which results in cash received in the early portion of the contract term exceeding the amount of revenue recognized. For contracts that have usage-based terms, the Company recognizes revenue when the usage amounts are determined, reported and billed to the client.

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

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

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

As a result of adopting ASU 2009-13, the Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and the delivery of the undelivered element is probable and within our control. In most instances, sales arrangements with multiple elements are comprised of subscription fees for access to the Company's application services and professional or consulting services to assist clients with deployment, design, configuration and other strategic consulting services such as strategic planning, campaign management, data analytics, predictive modeling and other database marketing services. Professional or consulting services designed to assist clients with the deployment, design and configuration of the Company's applications have standalone value because the Company regularly provides subscriptions, and subscription renewals, to its applications without a services element when clients either handle these functions internally or contract directly with separate, third-party vendors to procure these services. Strategic consulting services have standalone value because the Company regularly sells and delivers these services to clients separate and apart from the subscription of the Company's applications. Additionally, third-party vendors routinely provide similar strategic consulting services to the Company's clients.
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

Revenue for the three and nine months ended September 30, 2011 was $21.0 million and $60.0 million, respectively, with the adoption of ASU 2009-13, and would have been $20.8 million and $59.6 million, respectively, for these periods had the Company not adopted ASU 2009-13. As the Company will be able to recognize the revenue allocated to services upon delivery and completion of the work rather than ratably over the contracted term of the subscription as required under the previous accounting guidance, the Company expects that the adoption of ASU 2009-13 will result in higher revenue for future periods on existing and new service agreements, as compared to revenue from such agreements as if the Company had not adopted ASU 2009-13. The Company is not able to reasonably estimate the amount of the increase in future revenue, as the impact will depend on the nature and size of the new or materially modified arrangements as well as the mix of subscription and services included in the arrangements in any given future period.

When the Company sells services other than with the subscription of its modules, the Company evaluates whether the services should be combined with the existing subscription agreement as a multiple-element revenue arrangement based on the following factors:

•	availability of the services from other vendors;

•	whether the services are priced at an amount commensurate with the effort required to deliver such services;

•	the nature of the services;

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

•	the timing of when the services agreement was signed in comparison to the subscription service start date; and

•	the contractual dependence of the subscription service on the client's satisfaction with the services.
When the Company sells services other than with the subscription of its modules, the Company recognizes revenue under time and material contracts as the services are delivered and the Company recognizes revenue from fixed price contracts using a proportional performance method.

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

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from the Company's subscription service and related professional services described above and is recognized as the revenue recognition criteria are met. The Company generally invoices its clients for their subscription service in quarterly installments while a smaller number are invoiced annually or monthly. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancelable subscription agreements.

Research and Development

The Company capitalizes the costs to develop software for internal use (including the costs of developing the Company's Luminate and Common Ground solutions) incurred during the application development stage as well as costs to develop significant upgrades or enhancements to existing internal use software. These costs are amortized on a straight-line basis over an estimated useful life of three years. The Company capitalized costs incurred to upgrade and enhance existing internal use software of approximately $584,000 and $158,000 during the three months ended September 30, 2011 and 2010, respectively, and $1.7 million and $621,000 during the nine months ended September 30, 2011 and 2010, respectively. Capitalized costs are recorded as part of property and equipment.

Foreign Currency Translations

The functional currency of the Company's foreign subsidiaries is determined in accordance with authoritative guidance issued by the FASB. The Company translates assets and liabilities for foreign subsidiaries at exchange rates in effect at the balance sheet date and translates income and expense accounts at the average monthly exchange rates for the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity (deficit).

The Company records gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense) in its condensed consolidated statements of operations. These gains and losses were not material for the nine months ended September 30, 2011.

Comprehensive Income

Comprehensive income includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's elements of other comprehensive income are unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments, net of tax. There were no realized gains on available-for-sale securities recorded to net income in the three months ended September 30, 2011 and 2010, respectively, and $2,000 and zero in the nine months ended September 30, 2011 and 2010, respectively. There were no realized losses in these periods.

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

Comprehensive income was as follows (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$1,120	$1,505	$2,376	$3,390
Other comprehensive income:
Cumulative foreign currency translation adjustments, net	(88)	—	(88)	—
Unrealized gains (losses) on available-for-sale securities, net	(11)	(9)	22	(9)
Comprehensive income	$1,021	$1,496	$2,310	$3,381

Sales Commissions

Sales commissions are earned by the salesperson at the time of contract signing and sales commissions are expensed as incurred.

Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pre-tax net losses outweighs the positive evidence of its current and forecasted future results of positive pre-tax income. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence and will adjust the valuation allowance as sufficient objective positive evidence becomes available.
The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through September 30, 2011, the Company has not identified any material uncertain tax positions for which liabilities would be required.
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

Net Income Per Share

The Company used the two-class method to compute net income per share for the three and nine months ended September 30, 2010, because the Company had previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. In May 2010, all of the Company's outstanding convertible preferred stock converted into common stock in connection with the Company's initial public offering. Prior to the conversion, the holders of the Series C convertible preferred stock were entitled to receive dividends when, as and if declared by the board of directors, in preference to a declaration or payment of a dividend, at a rate of $0.7114 per share. In addition, the holders of the Series A and Series B convertible preferred stock were entitled to receive dividends, when, as and if declared by the board of directors, in preference to any common stock of the Company. The dividends were non-cumulative and no such dividends were declared or paid. Holders of Series A, Series B and Series C convertible preferred stock did not share in losses of the Company.

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income attributable to common stockholders is determined by allocating undistributed earnings between the holders of common stock and Series A, Series B and Series C convertible preferred stock. Diluted net income per share attributable to common stockholders is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of convertible preferred stock, on an if-converted basis, and outstanding stock options, unvested restricted stock units and convertible preferred stock warrants using the treasury stock method.

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

Basic and diluted net income per share was calculated as follows (in thousands, except per share amounts) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic net income per share
Numerator:
Net income	$1,120	$1,505	$2,376	$3,390
Less: Undistributed earnings allocated to participating preferred stockholders	—	—	—	(544)
Net income attributable to common stockholders	$1,120	$1,505	$2,376	$2,846
Denominator:
Weighted average common shares outstanding, basic	18,283	17,445	18,048	13,031
Basic net income per common share	$0.06	$0.09	$0.13	$0.22

Diluted net income per share
Numerator:
Net income	$1,120	$1,505	$2,376	$3,390
Denominator:
Weighted average common shares outstanding, basic	18,283	17,445	18,048	13,031
Add: Outstanding convertible preferred stock (1)	—	—	—	2,317
Add: Outstanding warrants (2)	4	47	14	81
Add: Restricted stock units	27	1	39	1
Add: Options to purchase common stock	1,193	1,418	1,422	1,513
Weighted average common shares outstanding, diluted	19,507	18,911	19,523	16,943
Diluted net income per common share	$0.06	$0.08	$0.12	$0.20
_________________________________________

(1)	Immediately prior to the closing of the Company's initial public offering, each share of the Company's outstanding preferred stock was converted into one share of undesignated common stock.

(2)	Upon the closing of the Company's initial public offering, all outstanding preferred stock warrants were converted into warrants to purchase common stock.

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

3. Business Combinations
Baigent Limited

On July 1, 2011, the Company acquired all of the outstanding shares of Baigent, a privately owned company located in the UK, to enter the international marketplace by adding the experience and expertise of a leading provider of digital strategy, design, technology implementation and online fundraising solutions to charities in the UK. The purchase price paid was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill.

Baigent was acquired for approximately $2.9 million in cash, approximately (i) $290,000 of which has been held back for a period of 15 months from the acquisition date to compensate the Company for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition and (ii) $60,000 of which was held back and is payable to the sellers as of September 30, 2011 based on Baigent's execution of an agreement for Baigent's software and services with a named UK charity. The $60,000 holdback is recorded as a current liability on the condensed consolidated balance sheet and the $290,000 holdback is recorded as a long-term liability on the condensed consolidated balance sheet. In addition, the Company agreed to pay up to approximately $400,000 in additional cash consideration over the next three and a half years to certain employees of Baigent upon the achievement by Baigent of certain milestone-based objectives, the payment of which are guaranteed by Convio in the event that such milestone-based objectives are achieved. Payouts under these agreements are contingent upon the future employment of these Baigent employees with Convio and were therefore not included as consideration in recording the business combination but will be recorded as compensation expense as earned.

The Company recorded the purchase of Baigent using the acquisition method of accounting and accordingly, recognized assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of Baigent's operations are included in the Company's condensed consolidated results of operations beginning with the date of acquisition. Proforma results of operations related to this acquisition have not been presented since Baigent's operating results up to the date of acquisition were not material to the Company's consolidated financial statements.

The purchase price was allocated as follows (in thousands):

Assets Acquired:
Accounts receivable	$300
Cash	229
Other current assets	48
Property and equipment	35
Customer relationships	539
Noncompete agreements	131
Intellectual property	550
Trade names	3
Goodwill	1,326
Total assets acquired	3,161
Liabilities assumed:
Deferred revenue	87
Current liabilities	175
Total liabilities assumed	262
Net assets acquired	$2,899

The noncompete agreements intangible asset relates to agreements with certain individuals that were formerly associated with Baigent and will be amortized over the three and a half-year term of the agreements. The customer relationships and intellectual property intangible assets acquired will be amortized over a three-year term from the acquisition date. The trade name intangible asset will be amortized over a six month term from the acquisition date.

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

Baigent acquisition related costs of $264,000 for the nine months ended September 30, 2011 have been included in general and administrative expenses on the condensed consolidated statement of operations.

StrategicOne, LLC

On January 28, 2011, the Company's wholly-owned subsidiary, StrategicOne, acquired certain assets and liabilities of StrategicOne, LLC, a privately owned company, to strengthen its enterprise offering by adding the experience and expertise of a provider of data analytics, predictive modeling and other database marketing services to the Company. The purchase price paid was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill that is expected to be deductible for tax purposes.

StrategicOne acquired the assets and assumed certain liabilities in exchange for $4.9 million in cash, $500,000 of which has been held back for a period of 18 months from the acquisition date to compensate the Company for any breach of a representation or warranty, or any violation or default of any obligation by StrategicOne, LLC subsequent to the acquisition and is recorded as a current liability on the condensed consolidated balance sheet as of September 30, 2011. In addition, Convio agreed to deliver up to 50,000 shares of Convio common stock (acquisition date fair value of $450,000) and pay up to $1.3 million in additional cash consideration over the next three years contingent upon the achievement of certain milestone-based objectives, the payment of which are guaranteed by Convio in the event that such milestone-based objectives are achieved. Payouts under these agreements are contingent upon future employment of certain former StrategicOne, LLC employees with Convio and were therefore not included as consideration in recording the business combination but will be recorded as compensation expense as earned.

The Company recorded the purchase of StrategicOne, LLC's assets and liabilities assumed using the acquisition method of accounting and accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of StrategicOne's operations are included in the Company's condensed consolidated results of operations beginning with the date of the acquisition. Proforma results of operations related to this acquisition have not been presented since StrategicOne, LLC's operating results up to the date of acquisition were not material to the Company's consolidated financial statements.

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

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

StrategicOne acquisition related costs of $103,000 for the three months ended December 31, 2010 and $101,000 for the nine months ended September 30, 2011 have been included in general and administrative expenses on the condensed consolidated statement of operations. Estimated compensation expense of $222,000 related to the achievement of StrategicOne milestones has been included in cost of services on the condensed consolidated statement of operations for the nine months ended September 30, 2011.

4. Cash, Cash Equivalents and Marketable Securities
The Company's cash, cash equivalents and marketable securities as of September 30, 2011 consisted primarily of U.S. government agency bonds, corporate bonds, commercial paper and money market funds.

At September 30, 2011, the Company's cash, cash equivalents and marketable securities consist of the following (in thousands) (unaudited):

	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash:
Cash on hand	$9,227			$9,227
Cash on hand held in money market accounts	744			744
Restricted cash held in money market accounts	1,248			1,248
Total cash and restricted cash	11,219			11,219
Cash equivalents:
Available-for-sale securities:
Commercial paper	1,900	—	—	1,900
U.S. government agency	2,000	—	—	2,000
Money market funds	3,379	—	—	3,379
Total available-for-sale securities	7,279	—	—	7,279
Total cash and cash equivalents	$18,498	$—	$—	$18,498

Marketable Securities:
Available-for-sale securities:
U.S. government agency	$22,019	$(1)	$6	$22,024
Corporate bonds	8,905	(5)	1	8,901
Commercial paper	1,899	—	—	1,899
Total marketable securities	$32,823	$(6)	$7	$32,824

The following table summarizes the contractual underlying maturities of the Company's available-for-sale securities at September 30, 2011 (in thousands):

	Cost		Gross Unrealized Losses		Gross Unrealized Gains	Fair Value
Due in one year or less	$40,102		$(6)		$7	$40,103
Due after one year through two years	—	—	—	—	—	—
Total available-for-sale securities	$40,102		$(6)		$7	$40,103

As of September 30, 2011, the Company performed a review of all of the securities in its portfolio with an unrealized loss position to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company's assessment included but were not limited to the following: the Company's ability and intent to hold the security until maturity, the number of months until the security's maturity, the length of time that each security has been in an unrealized loss position, ratings assigned to each security by independent ratings agencies, the magnitude of the unrealized loss compared

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

to the face value of the security and other market conditions. Impairments are not considered other than temporary as the Company has the intent to hold these investments until maturity. No other-than-temporary impairments were identified as of September 30, 2011 related to securities currently in the Company's portfolio. The Company also noted that none of the securities in the portfolio as of September 30, 2011 have been in an unrealized loss position for greater than one year.

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

	Fair Value Measurements at September 30, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents:
Available-for-sale securities:
Money market funds	$3,379	$—	$—	$3,379
U.S. government agency	—	2,000	—	2,000
Commercial paper	—	1,900	—	1,900
Total available-for-sale securities	3,379	3,900	—	7,279
Marketable Securities:
U.S. government agency	—	22,024	—	22,024
Corporate bonds	—	8,901	—	8,901
Commercial paper	—	1,899	—	1,899
Total marketable securities	—	32,824	—	32,824
Total	$3,379	$36,724	$—	$40,103

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

	Fair Value Measurements at December 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash Equivalents:
Available-for-sale securities:
Money market funds	$44	$—	$—	$44
Commercial paper (1)	—	6,199	—	6,199
Total available-for-sale securities	44	6,199	—	6,243
Marketable Securities:
U.S. government agency (1)	—	24,953	—	24,953
Corporate bonds (1)	—	10,222	—	10,222
Commercial paper (1)	—	1,599	—	1,599
Total marketable securities	—	36,774	—	36,774
Total	$44	$42,973	$—	$43,017

___________________________________

(1)
The Company previously classified all of its cash equivalents and short-term investments as using Level 1 inputs. The Company has determined that the pricing methods for certain of these investments use significant other observable inputs. Accordingly, such investments held in prior periods have been reclassified to Level 2 to conform to the current year presentation. The reclassification had no impact on the fair value of investments in any of the periods presented.

6. Commitments and Contingencies

The Company leases approximately 90,000 square feet of office space for its corporate headquarters located in Austin, Texas. The lease has a term of seventy-eight months, which commenced in April 2007. The lease agreement contains escalating rent payments, which may be adjusted for component charges, taxes, insurance and maintenance related to the property. The total basic rent payable over the full seventy-eight month lease term which expires in September 2013 (net of three months' rent abatement) will be approximately $8.7 million. This lease was amended in October 2011, to, among other things, extend the term and expand the leased premises, as discussed in Footnote 9 - Subsequent Events.

In January 2010, the Company entered into a sublease agreement pursuant to which Convio sublet approximately 12,000 square feet of its office facility located in Austin, Texas. The sublease has a term of forty-four months. The total sublease payments receivable over the full forty-four month lease term will be approximately $823,000.

The Company also leases additional office space in the San Francisco Bay Area of California and Washington, D.C. With the acquisition of StrategicOne, LLC, the Company acquired leases for small offices in Overland Park, Kansas and Lincoln, Nebraska and with the acquisition of Baigent, small offices in Chesham, Buckinghamshire and London, England.

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

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

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

7. Income Taxes

In accordance with applicable accounting guidance, the income tax provision for the three months ended September 30, 2011 is based on the estimated annual effective tax rate for fiscal year 2011. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pre-tax income for the year, along with other items that may affect the rate, change.

For the three months ended September 30, 2011 and 2010, the Company's provision for income taxes reflects an effective tax rate of approximately 15.2% and 11.5%, respectively. For the nine months ended September 30, 2011 and 2010, the Company's provision for income taxes reflects an effective tax rate of approximately 13.0% and 11.5%, respectively. For the three and nine months ended September 30, 2011 and 2010, the Company's effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowance.

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

To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pre-tax net losses outweighs the positive evidence of its current and forecasted future results of positive pre-tax income. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.

The Company had approximately $168,000 in unrecognized tax benefits as of September 30, 2011. The Company does not expect to recognize any amount of the unrecognized tax benefit in the next twelve months, as the unrecognized income tax benefits relate to the uncertainty regarding certain credits taken on returns that have not been examined by the applicable tax authority. The Company's tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. However, the Company is not currently under examination by any taxing jurisdictions.

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

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

Preferred Stock Warrant Liability

Prior to the Company's completion of its initial public offering, freestanding warrants that were related to the Company's preferred stock were classified as liabilities in the accompanying balance sheets. The warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense). The Company recorded $15,000 of other expense for the six months ended June 30, 2010 to reflect the change in fair value of the preferred stock warrants during the period. Upon the closing of the initial public offering on May 4, 2010, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital.

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

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

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

As of September 30, 2011, 655,141 options and 530,727 restricted stock units had been granted from the 2009 Plan. Additionally, as of September 30, 2011, there were 155,052 shares available for future grant under the 2009 Plan.

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

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

The following table summarizes the weighted average grant-date fair value of options granted and the assumptions used to develop their fair value for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Weighted-average grant-date fair value of options	$4.37	$4.44
Risk-free interest rate	0.99 – 1.81%	1.70 – 2.43%
Expected volatility	56 – 57%	61 – 63%
Expected life in years	4.6	4.2 – 4.3
Dividend yield	—	—
Estimated forfeitures	20%	20%

A summary of the changes in common stock options issued under all of the existing stock options plans is as follows:

	Shares	Range of Exercise Prices	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding, January 1, 2011	2,922,909	$0.09 - $12.78	$3.68	$13,589,196
Granted	403,861	$9.00 - $10.76	9.17
Exercised	(679,746)	$0.27 - $8.75	2.32	$5,412,513
Forfeited	(60,199)	$0.09 - $9.20	5.86
Options outstanding, September 30, 2011	2,586,825	$0.27 - $12.78	$4.85	$9,601,812

The aggregate intrinsic value of options outstanding at September 30, 2011 and January 1, 2011 was calculated as the positive differences between the closing market price of the Company's common stock per share of $8.41 and $8.29 on September 30, 2011 and January 1, 2011, respectively, and the exercise price of the options. The aggregate intrinsic value of options exercised during the period was calculated as the difference between the market price of the Company's common stock at the time of exercise and the respective exercise prices.

The following table summarizes information about options outstanding at September 30, 2011:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable and Vested	Weighted- Average Exercise Price
$0.27 - $1.14	568,582	2.46	$1.07	568,582	$1.07
$1.24 - $4.15	173,855	3.63	2.41	173,855	2.41
$4.57 - $4.57	867,856	4.16	4.57	780,722	4.57
$5.40 - $8.75	576,476	4.79	6.71	374,671	6.79
$9.15 - $12.78	400,056	6.44	9.19	4,474	10.12
$0.27 - $12.78	2,586,825	4.24	$4.85	1,902,304	$3.78

At September 30, 2011, there was an estimated $2.8 million of total unrecognized stock-based compensation costs related to unvested stock options. These costs will be recognized over a weighted average period of 2.5 years.

Cash received from option exercises during the nine months ended September 30, 2011 was $1.6 million. The Company has historically issued new shares to satisfy share option exercises.

Convio, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Continued

Restricted Stock Units

A summary of restricted stock unit activity under the Company's stock incentive plans as of September 30, 2011, and changes during the nine months then ended are as follows:

	Shares	Weighted- Average Fair Value
Unvested, January 1, 2011	132,390	$9.00
Granted	394,872	10.78
Vested and issued	(30,321)	8.84
Cancelled	(24,259)	9.99
Unvested, September 30, 2011	472,682	$10.44

As of September 30, 2011, there was an estimated $4.5 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Company's 2009 Plan. These costs will be recognized over a weighted average period of 3.2 years.

9. Subsequent Events

On October 10, 2011, the Company entered into a Fourth Amendment to Lease (the “Fourth Amendment”) to extend and expand the Company's corporate headquarters lease in Austin, Texas. The Fourth Amendment provides for, among other things, a ten year extension of the term of the current lease until September 30, 2023. Under the terms of the Fourth Amendment, the Company will initially increase its leased space by approximately 23,000 square feet on January 1, 2012 for a total of approximately 113,000 square feet, and additionally increase its leased space by approximately 20,000 square feet on July 31, 2016 for a total of approximately 133,000 square feet. In addition to paying for its proportionate share of increases in operating expenses and taxes, and paying for certain capital expenditures, the Company will pay base rent in an aggregate amount equal to approximately $28.4 million for the period from October 1, 2011 through September 30, 2023. The Fourth Amendment provides for two options for the Company to extend the term of the current lease for additional terms of five years each. The Company will also be entitled to an allowance of approximately $3.3 million from Landlord for tenant improvements, allocated among the existing and new expansion premises. The Fourth Amendment also contains rights of first offer and refusal to lease additional portions of the premises. The Fourth Amendment required the Company to increase the standby letter of credit for its security deposit by $1.1 million, thereby increasing restricted cash.

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

Overview

We are a leading provider of on-demand constituent engagement solutions that enable nonprofit organizations (“NPOs”) to maximize the value of every relationship. With Convio constituent engagement solutions, NPOs can more effectively raise funds, advocate for change and cultivate relationships with donors, activists, volunteers, alumni and other constituents. We serve more than 1,500 NPOs of all sizes including 28 of the 50 largest charities as ranked by contributions in the November 2010 Forbes article entitled “The 200 Largest U.S. Charities.” During 2010, our clients used our solutions to raise more than $1.3 billion online and deliver over 4 billion emails to over 140 million email addresses to accomplish their missions. Our average deliverability rate for email was greater than 95%. In addition, NPOs used Convio advocacy applications to power more than 32.5 million advocacy actions to the United States Congress, State and Local elected officials as well as other targets of cause-related campaigns. During the nine months ended September 30, 2011, our clients used our solutions to raise over $1 billion in online donations. Factoring out transactions directly related to episodic events such as the earthquake in Japan in 2011 and the Haitian relief efforts in 2010, online fundraising increased by approximately 20% from the same period last year.
We were incorporated in Delaware in October 1999, and we offered our first commercially available online marketing solution in 2000. We acquired GetActive Software, Inc. (“GetActive”) in February 2007. On January 28, 2011, our wholly-owned subsidiary, StrategicOne, Inc. (“StrategicOne”), acquired substantially all of the assets and assumed certain liabilities of StrategicOne, LLC. On July 1, 2011, we acquired Baigent Limited (“Baigent”), a privately owned company located in the United Kingdom (“UK”), to enter the international marketplace by adding the experience and expertise of a leading provider of digital strategy, design, technology implementation and online fundraising solutions to charities in the UK.
Our Solutions
Our integrated solutions have historically included our Convio Online Marketing platform (“COM”) and Common Ground, our constituent relationship management application, both of which are designed to help NPOs maximize the value of every relationship.

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
Luminate combines our leading online fundraising suite, Luminate Online, with Luminate CRM built on the Force.com cloud computing application platform from salesforce.com, leading analytics technologies and our expertise to meet the complex needs of large, enterprise NPOs. Luminate can be sold as a single integrated solution encompassing both the Luminate Online suite and the Luminate CRM suite or, the Online and CRM suites can be sold separately. Luminate CRM clients will need to enter into a license agreement with us and separately enter into a license agreement with salesforce.com for use of its solution.

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
Our Luminate and Common Ground solutions are built on open, configurable and flexible architectures that enable our clients and partners to customize and extend their functionality. All of our software is delivered through the cloud computing model. We believe the cloud computing model is the most cost effective, efficient and scalable way for NPOs to use and manage technology to maximize the value of constituent relationships. Our solutions are enhanced by a portfolio of value-added services tailored to our clients' specific needs, as well as a network of technology and services partners that enhance our solutions.
Our Business Approach

We sell our solutions through a direct sales force complemented by our partner network. Our sales force focuses on acquiring mid-market NPOs, acquiring large enterprise NPOs and expanding our footprint within existing clients.
Prior to adoption of ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), services, when sold with a subscription of our modules, did not qualify for separate accounting as we did not have objective and reliable evidence of fair value of the undelivered subscription service. Therefore, we recognized such services revenue from these multiple-element agreements ratably over the term of the related subscription agreement and allocated subscription revenue and services revenue based on the stated contract price. If elements were not separately priced in the contract then the entire amount was allocated to subscription revenue. We will continue to recognize revenue on all services sold together with a subscription entered into prior to January 1, 2011 ratably over the remaining subscription period.
As a result of adopting ASU 2009-13, we account for services as a separate unit of accounting from subscriptions when each is sold in one arrangement. In accordance with ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price, if VSOE is not available, or best estimated selling price (“BESP”), if neither VSOE nor TPE is available. We have been unable to establish VSOE or TPE for the elements included in our multiple-element sales arrangements. Therefore, we have established the BESP for each element primarily by considering the average price of actual sales of services sold on a standalone basis, renewal pricing of subscription services, the number of modules purchased or renewed and the expected usage by the client over their subscription term, as well as other factors, including but not limited to market factors, management's pricing practices and growth strategies. Revenue allocated to the subscription is recognized over the subscription term and revenue allocated to services is recognized as the services are delivered.
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

We currently derive the substantial majority of our revenue from subscriptions to our Luminate Online (formerly COM) solution. In July of 2011, we rebranded our COM offering as Luminate™ Online as part of a new constituent engagement solution for large, enterprise NPOs called Luminate™. Luminate can be sold as a single integrated solution encompassing both the Luminate Online suite and the Luminate CRM suite, or the Online and CRM suites can be sold separately. Pricing for our Luminate solution is based on the number of modules licensed, the constituent record file size and any related services. We also recognize usage revenue from our clients as a percentage of funds raised at special events, such as runs, walks and rides, and based on additional fees for their increased use of our Online solution.
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
We believe the nonprofit market for on-demand constituent engagement solutions is large and under-served, and we plan to continue to invest in our business to pursue this opportunity. In particular, we expect to incur significant sales and marketing expenses to increase the number of clients on both of our constituent engagement solutions, Luminate and Common Ground. We also expect to make substantial investments in research and development, primarily on new features, internationalization and platform extensibility for both of our solutions. We anticipate increased operating expenses as we seek to grow our business domestically and outside of the United States. We expect the percentage of revenue generated from clients outside the United States to increase.
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

•
Seasonality and fluctuations in usage and services revenue. A significant portion of our usage revenue has historically been derived from funds raised by our Luminate Online (formerly COM) clients at special events. The growth and amount of usage revenue vary based on the number of events, the percent of funds raised online for these events, the growth and success of events and our signing of new clients for events. We recognize the usage revenue from these events when the usage amounts are determined, reported and billed to the client. Usage revenue is seasonal as events are typically held in the spring and fall. As a result, our usage revenue will be higher during the second and third quarters. In addition, period-over-period comparisons may be impacted significantly by the change in timing of events, by the addition or loss of any events of our enterprise clients or the loss of an enterprise client. Additionally, our services revenue is dependent upon the level of services required by our clients, the pricing of those services and the capacity of our services organization to deliver those services in any given period.  The level of services required varies significantly by client and is dependent upon, among other things, the solutions utilized by the client, the client's availability of internal resources to implement and utilize the solutions and the client's ability to pay for the services.  The capacity of our services organization may cause the amount of revenue recognized in any given period to fluctuate due to, among other things, our ability to effectively schedule resources to meet client demands, turnover in our services organization, the time it takes to train new resources to deliver the services and staff availability and utilization rates. As a result, services revenue may fluctuate significantly from quarter to quarter.

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

•
Churn. Our management uses churn to monitor the satisfaction of our clients, to evaluate the effectiveness of our business strategies and as a factor in executive compensation. We define churn as the amount of any lost software monthly recurring revenue and usage revenue in a period, divided by our software monthly recurring revenue at the beginning of the year plus our average usage revenue of the prior year. We had annual churn of 9.5% in 2010 which was lower than our annual churn in 2009 despite the retirement of our GetActive platform in December 2010 and we expect our annual churn performance to improve again in 2011. However, our churn is variable and accordingly, churn is difficult to predict and can fluctuate significantly on a quarterly basis and will likely be significantly higher in any period in which we lose a large, enterprise client. Our use of churn has limitations as an analytical tool, and you should not consider it in isolation.

•
International Expansion.  An element of our growth strategy is to continue to expand our international operations beyond the United Kingdom and develop a worldwide client base.  To date, we have not realized a material portion of our revenue from clients outside of the Unites States.  However, beginning with our acquisition of Baigent in July 2011, we anticipate that the portion of our revenue generated from clients outside the United States will grow.  Operating in additional international markets involves increased complexity, requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the Unites States, including among others: unexpected and more restrictive laws and regulations; multiple, conflicting and changing tax laws; the increased cost and complexity of managing and staffing international locations; fluctuations in currency exchange rates; and difficulties with enforcing contracts and collecting receivables under foreign law.

Critical accounting policies and estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Marketable securities;

•	Valuation of goodwill and identifiable intangible assets;

•	Foreign currency translations;

•	Stock-based compensation; and

•	Income taxes.

During the nine months ended September 30, 2011, there were no significant changes in our critical accounting policies or estimates, other than the adoption of ASU 2009-13. See “Note 2 - Summary of Significant Accounting Policies - Revenue Recognition” in the notes to our financial statements for additional information regarding the impact of adopting ASU 2009-13. See our consolidated financial statements and footnotes and our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for additional information about these critical accounting policies, as well as a description of our significant accounting policies.

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

Subscription Revenue. We derive a substantial amount of our revenue from multi-year subscription agreements with clients for licenses of our on-demand solutions. The terms of our agreements are typically three years for Luminate and one to two years for Common Ground. For Luminate, we typically agree to fees based on the number of modules licensed and the constituent record file size. For Common Ground, we typically agree to fees based on the modules purchased and the number of seats licensed by the client. Subscription revenue is recognized ratably over the contract term beginning on the later of the activation date or the date the client begins paying for the subscription.

Services Revenue. We generate revenue from sales of our deployment, consulting and professional services and with the addition of the StrategicOne services, we also provide data analytics, predictive modeling and other database marketing services. When the Company provides fixed price service offerings, they are priced based on the average level of effort expected to complete the work and the current hourly rates charged on time and materials contracts.

Usage Revenue. We have agreements in which we charge a percentage of funds raised by clients from their special events such as runs, walks and rides. Usage revenue occasionally includes a percentage of funds raised online that are unrelated to special events. Usage revenue is determined when donations are made online and is recognized when reported and billed to the client, which is normally done on a monthly basis. In addition, we typically enter into subscription agreements that require payment of additional fees for usage of our Luminate solutions above the levels included in the subscription fee set forth in the agreement. These fees are recognized when the usage amounts are reported and billed to clients.

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

In connection with our acquisition of GetActive, we recorded $3.0 million in acquired technology and we amortized this amount as a cost of subscription and usage revenue on a straight-line basis over three years ending in February 2010. During 2010, we completed the migration of our former GetActive clients to our Luminate Online (formerly COM) platform and we retired the GetActive platform in December 2010. In connection with our acquisition of StrategicOne LLC's net assets, we recorded $1.8 million in intellectual property and we are amortizing this amount as a cost of subscription and usage revenue on a straight-line basis over three years beginning in February 2011. In connection with our acquisition of Baigent, we recorded $550,000 in intellectual property and we are amortizing this amount on a straight-line basis over three years beginning in July 2011.

Cost of services. Cost of services includes costs related to providing our deployment, consulting and professional services, including the costs associated with the newly acquired StrategicOne and Baigent services. These costs consist of the salaries, incentive payments, bonuses and stock-based compensation of our deployment, consulting and professional services personnel and their related travel expenses. These costs also include third party contractor fees, equipment costs and allocated overhead.

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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted EBITDA for each of the periods indicated (unaudited) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$1,120	$1,505	$2,376	$3,390
Interest (income) expense, net	(23)	(16)	(71)	83
Depreciation and amortization	1,174	733	3,175	2,469
Stock-based compensation	645	501	2,342	1,575
Loss on warrant revaluation	—	—	—	15
Acquisition related transaction costs	166	—	599	—
Provision for income taxes	201	195	355	440
Adjusted EBITDA	$3,283	$2,918	8,776	7,972
Adjusted EBITDA as a percentage of total revenue	16%	16%	15%	15%

Results of operations

The following table sets forth our results of operations for the periods indicated (unaudited) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Statements of Operations Data:
Revenue:
Subscription	$12,355	$11,559	$36,168	$34,421
Services	4,749	3,075	12,233	8,932
Usage	3,934	3,221	11,552	9,411
Total revenue	21,038	17,855	59,953	52,764
Cost of revenue:
Cost of subscription and usage	3,378	3,073	9,929	9,206
Cost of services	4,666	3,422	13,060	9,993
Total cost of revenue	8,044	6,495	22,989	19,199
Gross profit	12,994	11,360	36,964	33,565
Operating expenses:
Sales and marketing	6,323	5,075	18,797	16,319
Research and development	2,712	2,740	8,075	7,896
General and administrative	2,386	1,666	6,731	4,760
Amortization of other intangibles	273	195	700	662
Total operating expenses	11,694	9,676	34,303	29,637
Income from operations	1,300	1,684	2,661	3,928
Interest income	23	25	71	41
Interest expense	—	(9)	—	(124)
Other income (expense), net	(2)	—	(1)	(15)
Income before income taxes	1,321	1,700	2,731	3,830
Provision for income taxes	201	195	355	440
Net income	$1,120	$1,505	$2,376	$3,390

The following table sets forth our results of operations expressed as a percentage of total revenue for each of the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Statements of Operations Data:
Revenue:
Subscription	59%	65%	60%	65%
Services	22	17	21	17
Usage	19	18	19	18
Total revenue	100	100	100	100
Cost of revenue:
Cost of subscription and usage	16	17	16	17
Cost of services	22	19	22	19
Total cost of revenue	38	36	38	36
Gross margin	62	64	62	64
Operating expenses:
Sales and marketing	30	29	31	31
Research and development	13	16	14	15
General and administrative	11	9	11	9
Amortization of other intangibles	2	1	1	1
Total operating expenses	56	55	57	56
Income from operations	6	9	5	8
Interest income	0	0	0	0
Interest expense	—	(0)	—	(0)
Other income (expense), net	(0)	—	(0)	(0)
Income before income taxes	6	9	5	8
Provision for income taxes	1	1	1	1
Net income	5%	8%	4%	7%

Comparison of the three and nine months ended September 30, 2011 and 2010

The following discussion of our results of operations is based upon actual results of operations for each of the three and nine months ended September 30, 2011 and 2010. Dollar information provided in the tables below is in thousands.

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Subscription	$12,355	$11,559	$36,168	$34,421
Percent of total revenue	58.7%	64.7%	60.3%	65.2%
Services	$4,749	$3,075	$12,233	$8,932
Percent of total revenue	22.6%	17.2%	20.4%	16.9%
Usage	$3,934	$3,221	$11,552	$9,411
Percent of total revenue	18.7%	18.0%	19.3%	17.8%

For the three months ended September 30, 2011 and 2010

Subscription Revenue

Subscription revenue increased $796,000, or 6.9%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase in subscription revenue was attributable to revenue recognized from sales of our solutions to new clients and from sales of additional products to existing clients.

Services Revenue

Services revenue increased $1.7 million, or 54.4%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Approximately $776,000 of the increase is attributable to services revenue generated as a result of our StrategicOne acquisition in January 2011 and our Baigent acquisition in July 2011. We adopted new revenue guidance under ASU 2009-13 on January 1, 2011 and therefore now recognize the revenue allocated to services upon delivery and completion of the work rather than ratably over the contracted term of the subscription as required under the previous accounting guidance. The adoption of ASU 2009-13 resulted in an increase in services revenue of approximately $222,000 for the three months ended September 30, 2011. We expect that the adoption of ASU 2009-13 will result in a continued increase in revenue for the remainder of 2011 on existing and new service agreements, as compared to revenue from such agreements as if we had not adopted ASU 2009-13. The remaining increase is attributable to sales of services to our other new and existing clients.

Usage Revenue

Usage revenue increased $713,000, or 22.1%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was attributable to a $563,000 increase in revenue from special events and a $150,000 increase in additional fees for client usage above the levels included in monthly subscription fees. The increase in usage revenue from special events was primarily due to the addition of events from new clients.

For the nine months ended September 30, 2011 and 2010

Subscription Revenue

Subscription revenue increased $1.7 million, or 5.1%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase in subscription revenue was attributable to revenue recognized from sales of our solutions to new clients and from sales of additional products to existing clients.

Services Revenue

Services revenue increased $3.3 million, or 37.0%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Approximately $1.6 million of the increase is attributable to services revenue generated as a result of our StrategicOne acquisition in January 2011 and our Baigent acquisition in July 2011. Additionally, revenue recognized in 2011 from four large enterprise client deals signed during 2010 contributed $1.1 million to the increase in services revenue. We adopted new revenue guidance under ASU 2009-13 on January 1, 2011 and therefore now recognize the revenue allocated to services upon delivery and completion of the work rather than ratably over the contracted term of the subscription as required under the previous accounting guidance. The adoption of ASU 2009-13 resulted in an increase in services revenue of approximately $311,000 for the nine months ended September 30, 2011. We expect that the adoption of ASU 2009-13 will result in a continued increase in revenue for the remainder of 2011 on existing and new service agreements, as compared to revenue from such agreements as if we had not adopted ASU 2009-13. The remaining increase is attributable to sales of services to our other new and existing clients.

Usage Revenue

Usage revenue increased $2.1 million, or 22.7%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was attributable to a $2.0 million increase in revenue from special events and a $135,000 increase in additional fees for client usage above the levels included in monthly subscription fees. The increase in usage revenue from special events was primarily due to the growth and success of our existing clients' events and the addition of events from new clients.

Cost of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of subscription and usage	$3,378	$3,073	$9,929	$9,206
Cost of services	4,666	3,422	13,060	9,993
Total cost of revenue	8,044	6,495	22,989	19,199
Gross profit	12,994	11,360	36,964	33,565
Gross margin	61.7%	63.6%	61.7%	63.6%

For the three months ended September 30, 2011 and 2010

Cost of Subscription and Usage

Cost of subscription and usage increased $305,000, or 9.9%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was due primarily to a $147,000 increase in amortization of acquired technology, a $101,000 increase in the amortization of costs capitalized for internal use software and a $73,000 increase in depreciation of assets used in our production hosting environment. These increases were offset by an $89,000 decrease in contracting costs as fewer temporary resources were used and fewer consulting costs were incurred. The amortization of acquired technology increased due to business acquisitions that occurred in January and July 2011. In 2010 and the first three quarters of 2011, certain expenses incurred to upgrade and enhance our internal development software qualified for capitalization and these costs were capitalized and began amortizing to cost of subscription and usage when those upgrades and enhancements were placed into service, leading to an increase in the amortization of costs capitalized for internal use software during the three months ended September 30, 2011. Prior to 2010, no costs had been capitalized related to internal use software. The increase in depreciation relates to increased capital expenditures for new servers and upgrades to existing servers to maintain our expanding client base.

Cost of Services

Cost of services increased $1.2 million, or 36.4%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was due primarily to an increase in personnel costs of $963,000, overhead costs of $120,000, third-party service provider costs of $64,000 and contracting costs of $41,000. Personnel costs increased by $419,000 and $244,000 due to the acquisitions of StrategicOne in January 2011 and Baigent in July 2011, respectively. The increase in overhead expenses was also due primarily to the increase in services personnel from these acquisitions. The StrategicOne acquisition resulted in an increase in third-party service provider costs to support our new data analytics and predictive modeling services. The increase in contracting costs was a result of the increased use of outside consultants to supplement services capacity.

Gross Margin

Gross margins for the three months ended September 30, 2011 were 61.7% compared to gross margins of 63.6% for the same period in the prior year.  This decrease in gross margins reflects the increased mix of services from large deals entered into during 2010 and the StrategicOne and Baigent acquisitions as well as the amortization of costs capitalized for internal use software and acquired technology.

For the nine months ended September 30, 2011 and 2010

Cost of Subscription and Usage

Cost of subscription and usage increased $723,000, or 7.9%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was due primarily to a $266,000 increase in amortization of acquired technology, a $246,000 increase in the amortization of costs capitalized for internal use software, a $195,000 increase in depreciation of assets used in our production hosting environment and a $102,000 increase in personnel costs. These increases were offset by a $133,000 decrease in contracting costs as fewer temporary resources were used and fewer consulting costs were incurred. The amortization of acquired technology increased due to the business acquisitions that occurred in January and July 2011. In 2010 and the first three quarters of 2011, certain expenses incurred to upgrade and enhance our internal development software qualified for capitalization and these costs were capitalized and began amortizing to cost of subscription and usage when those upgrades and enhancements were placed into service, leading to an increase in the amortization of costs capitalized for internal use software during the nine months ended September 30, 2011. Prior to 2010, no costs had been capitalized related to internal use software. The increase in depreciation relates to increased capital expenditures for new servers and upgrades to existing servers to maintain our expanding client base.

Cost of Services

Cost of services increased $3.1 million, or 30.7%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was due primarily to an increase in personnel costs of $2.3 million, overhead costs of $202,000, contracting costs of $165,000, third-party service provider costs of $143,000 and travel expenses of $93,000. Personnel costs increased by $1.1 million and $244,000 due to the acquisitions of StrategicOne in January 2011 and Baigent in July 2011, respectively. The increase in overhead and travel expenses was also due primarily to the increase in services personnel from these acquisitions. The increase in contracting costs was a result of the increased use of outside consultants to supplement services capacity. The StrategicOne acquisition also resulted in an increase in third-party service provider costs to support our new data analytics and predictive modeling services.

Gross Margin

Gross margins for the nine months ended September 30, 2011 were 61.7% compared to gross margins of 63.6% for the same period in the prior year. This decrease in gross margins reflects the increased mix of services from large deals entered into during 2010 and the StrategicOne and Baigent acquisitions as well as the amortization of costs capitalized for internal use software and acquired technology.
Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales and marketing	$6,323	$5,075	$18,797	$16,319
Percent of total revenue	30.1%	28.4%	31.4%	30.9%

For the three months ended September 30, 2011 and 2010

Sales and marketing expenses increased $1.2 million, or 24.6% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase is attributable to a $716,000 increase in personnel costs, a $272,000 increase in marketing programs, a $100,000 increase in travel expenses and a $55,000 increase in overhead costs. The increase in personnel costs, travel expenses and overhead costs were due to an increase in sales and marketing headcount. The increase in marketing program expenses was due to branding and marketing expenses for the Luminate launch and other marketing campaigns.

For the nine months ended September 30, 2011 and 2010

Sales and marketing expenses increased $2.5 million, or 15.2% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase is attributable to a $1.8 million increase in personnel costs, a $397,000 increase in marketing programs, a $167,000 increase in travel as well as a $140,000 increase in overhead costs. These increases were offset by a $110,000 decrease in contracting costs. The increase in personnel costs, overhead and travel are all due to an increase in sales and marketing headcount. This increase in headcount also led to the reduction in contracting costs. The increase in marketing program expenses was due to branding and marketing expenses for the Luminate launch and other marketing campaigns.

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$2,712	$2,740	$8,075	$7,896
Percent of total revenue	12.9%	15.3%	13.5%	15.0%

For the three months ended September 30, 2011 and 2010

Research and development expenses decreased $28,000, or 1.0%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The decrease was attributable to a $426,000 increase in the amount of expenses incurred to upgrade and enhance our internal use software that qualified for capitalization. This increase in expenses that were capitalized for internal use software were partially offset by a $321,000 increase in personnel costs, a $46,000 increase in overhead costs and a $20,000 increase in travel expenses. The increase in capitalized internal use software was due to the investment in our new Luminate constituent engagement solution and continued investment in additional features and functionality in our Common Ground solution. The increases in personnel costs, overhead costs and travel expenses are a result of increased headcount to support this investment.

For the nine months ended September 30, 2011 and 2010

Research and development expenses increased $179,000, or 2.3%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was attributable to a $1.0 million increase in personnel costs, a $123,000 increase in overhead costs, a $44,000 increase in equipment and a $38,000 increase in travel expenses. These costs were partially offset by a $1.0 million increase in the amount of expenses incurred to upgrade and enhance our internal use software that qualified for capitalization. The increases in personnel, overhead, travel and equipment costs are a result of increased headcount and investment in product development. The increase in capitalized internal use software was a direct result of the investment in our new Luminate constituent engagement solution and continued investment in additional features and functionality in our Common Ground solution.

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
General and administrative	$2,386	$1,666	$6,731	$4,760
Percent of total revenue	11.3%	9.3%	11.2%	9.0%

For the three months ended September 30, 2011 and 2010

General and administrative expenses increased $720,000, or 43.2%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was due primarily to a $385,000 increase in personnel costs, a $247,000 increase in contracting and professional services expense, a $44,000 increase in overhead expenses and a $22,000 increase in travel expenses. The increase in personnel costs, overhead and travel expenses was primarily due to the increase in headcount in 2011 to support the Company's continued growth. Personnel costs also increased due to the fact that our executive officers elected not to receive merit increases in 2010 whereas their 2011 merit increases went into effect during the first quarter of 2011. Their 2011 compensation packages, which included the merit increases, were recommended by our external consultants and approved by the compensation committee. The increase in contracting and professional services expense was attributable to increased audit and tax fees, legal fees and other professional fees incurred in conjunction with the

Baigent acquisition in July 2011 and an increase in fees associated with Sarbanes-Oxley Act compliance.

For the nine months ended September 30, 2011 and 2010

General and administrative expenses increased $2.0 million, or 41.4%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was due primarily to a $943,000 increase in personnel costs, a $798,000 increase in contracting and professional services expense, a $170,000 increase in recruiting and travel expenses and a $60,000 increase in overhead costs. The increase in personnel costs, recruiting and travel expenses and overhead costs was primarily due to the increase in headcount in 2011 to support the Company's continued growth. Personnel costs also increased due to the fact that our executive officers elected not to receive merit increases in 2010 whereas their 2011 merit increases went into effect during the first quarter of 2011. Their 2011 compensation packages, which included merit increases, were recommended by our external consultants and approved by the compensation committee. The increase in contracting and professional services expense was attributable to increased costs of becoming a public company, including increased audit, tax and legal fees, an increase in stock transfer agent fees, an increase in fees for external executive compensation consultants, professional fees incurred in conjunction with the StrategicOne acquisition in January 2011, the Baigent acquisition in July 2011 and an increase in fees associated with the adoption of ASU 2009-13 and Sarbanes-Oxley Act compliance.

Amortization of Other Intangibles

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization of other intangibles	$273	$195	$700	$662
Percent of total revenue	1.3%	1.1%	1.2%	1.3%

For the three and nine months ended September 30, 2011 and 2010

These amounts represent the amortization of intangibles recorded in connection with our business acquisitions and are being amortized on a straight-line basis over the estimated useful lives of the related assets. The increase in amortization related to the addition of the StrategicOne and Baigent intangibles in January and July 2011, respectively, was partially offset by the decrease in amortization as a result of a portion of the intangible assets related to the GetActive acquisition becoming fully amortized in February 2010.

Interest Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income	$23	$25	$71	$41
Interest expense	—	(9)	—	(124)
Total interest income (expense)	$23	$16	$71	$(83)
Percent of total revenue	0.1%	0.1%	0.1%	(0.2)%

For the three months ended September 30, 2011 and 2010

Interest income decreased $2,000 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Interest expense decreased $9,000, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 as we had no debt outstanding in 2011.

For the nine months ended September 30, 2011 and 2010

Interest income increased $30,000 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to the interest income earned on the proceeds of our initial public offering, which we invested in money market funds and marketable securities. Interest expense decreased $124,000, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to the decrease in our average outstanding debt as a result of repaying the balance of our line of credit with Comerica Bank with a portion of the proceeds from our initial public offering.

Other Income (Expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other income (expense), net	$(2)	$—	$(1)	$(15)
Percent of total revenue	(0.0)%	—%	(0.0)%	(0.0)%
For the three and nine months ended September 30, 2011 and 2010
Other expense in the three and nine months ended September 30, 2011 was comprised of foreign currency translation adjustments related to our acquisition of Baigent.
For the nine months ended September 30, 2010, other expense was comprised primarily of the change in fair value of our convertible preferred stock warrants issued in 2005. During the first quarter of 2010, we recorded an expense of $469,000 as the liability with respect to the warrants increased, and we recorded the corresponding increase in fair value. On May 4, 2010, immediately prior to the effectiveness of our initial public offering, we recorded a final fair value adjustment based upon the offering price of $9.00 per share and recorded other income of $454,000. Upon the closing of the offering, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital.
Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Provision for income taxes	201	195	355	440
Percent of total revenue	1.0%	1.1%	0.6%	0.8%

For the three and nine months ended September 30, 2011 and 2010

We recorded a tax provision for federal alternative minimum taxes and state income taxes totaling $201,000 and $355,000 for the three and nine months ended September 30, 2011, respectively, as compared to a provision of $195,000 and $440,000 for the three and nine months ended September 30, 2010, respectively. Our effective tax rate varies from the U.S. federal tax rate primarily due to changes in our recorded valuation allowance against our deferred tax assets. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs the positive evidence of its current and forecasted future results of positive pre-tax income.

Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. We will continue to monitor the positive and negative evidence and we will adjust the valuation allowance as sufficient objective positive evidence becomes available.

Net Income

For the three and nine months ended September 30, 2011 and 2010

We recorded net income of $1.1 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively, and $2.4 million and $3.4 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in net income for these periods was primarily the result of our increased investment in sales, marketing and research and development efforts, acquisition related costs and the fact that we are incurring higher costs associated with being a public company.

Liquidity and Capital Resources

Prior to our initial public offering in May 2010 in which we raised net proceeds of approximately $35.9 million, we financed our operations primarily through the private sale of equity securities and debt financings. Since May 2010, our principal source of liquidity has been cash flows from operations offset by capital expenditures, or free cash flow. As of September 30, 2011, we had $17.3 million of cash and cash equivalents, $32.8 million of marketable securities and $58.4 million of working capital excluding deferred revenue. Our cash and cash equivalents are held primarily in cash, money market funds, U.S. government agency bonds and commercial paper. Our marketable securities are primarily held in U.S. government agency bonds, corporate bonds and commercial paper.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2011	2010

Net cash provided by operating activities	$4,814	$5,702
Net cash used in investing activities	(7,465)	(36,091)
Net cash provided by financing activities	1,462	33,900
Cash and cash equivalents at end of period	17,250	20,173

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2011, we generated $4.8 million of cash from operating activities, which consisted of our net income of $2.4 million, adjusted for non-cash charges of $5.5 million. In addition, cash inflows of $1.1 million from changes in operating assets and liabilities included a $536,000 increase in accounts payable due to timing of receipt and payment of invoices and a $595,000 decrease in prepaid expenses and other assets. Cash outflows of $4.2 million from changes in operating assets and liabilities included a $3.4 million increase in accounts receivable as a result of an increase in our days sales outstanding, a $677,000 decrease in accrued liabilities as a result of the timing of the receipt of invoices and payments and the increase in public company costs and acquisition related costs, and a $136,000 decrease in deferred revenue as the mix of quarterly billings relative to annual billings continues to increase. Additionally, prior to the adoption of ASU 2009-13, when services were sold with a subscription, the services did not qualify for separate accounting and were recognized ratably over the term of the related subscription agreement. For contracts entered into after the adoption of ASU 2009-13 on January 1, 2011, services revenue is separately recognized from subscription revenue and is recorded when earned, resulting in lower deferred revenue balances.

Cash flows from operations for the nine months ended September 30, 2011 decreased by approximately $888,000 as compared to the nine months ended September 30, 2010, driven primarily by the increase in expenses as compared to the same period in 2010 as well as an increase in our days sales outstanding, which fluctuates based on the timing of billings and collections, particularly large annual billings.

During the nine months ended September 30, 2010, we generated $5.7 million of cash from operating activities, which consisted of our net income of $3.4 million and non-cash charges of $4.1 million. In addition, cash outflows of $2.0 million from changes in operating assets and liabilities included an increase in accounts receivable of $997,000 as a result of the timing of usage fee billings, a $983,000 decrease in deferred revenue as a result of the timing of transactions and various sales promotions offered during 2009 and 2010 which resulted in deferred revenue payments and a $22,000 decrease in accrued liabilities due to timing of payments. Cash inflows of $255,000 were the result of a $127,000 increase in accounts payable as a result of timing of payments and a $128,000 decrease in prepaid expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $28.6 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The decrease is primarily the result of an increase in purchases of marketable securities of $3.1 million, cash utilized in the StrategicOne and Baigent acquisitions of $6.7 million, an increase in capitalization of software development costs incurred to upgrade and enhance our internal use software of $1.0 million and an increase in capital expenditures of $721,000, offset by sales of marketable securities of $12.9 million and proceeds from maturities of marketable securities of $26.0 million.

Net cash used in investing activities for the nine months ended September 30, 2010 was comprised of $32.6 million in purchases of marketable securities, a $1.2 million increase in restricted cash related to our letters of credit that we cash secured in July 2010 for the benefit of the landlords of our Austin, Texas and Washington D.C. offices, the capitalization of $621,000 of software development costs incurred to upgrade and enhance our internal use software and $1.6 million in capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased $32.4 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 as a result of the $35.9 million net proceeds we received from the sale of stock in our initial public offering in May 2010, a $1.4 million increase in proceeds received from the issuance of common stock upon the exercise of stock options and a $2.2 million decrease in payments on long-term debt. During the nine months ended September 30, 2011, we purchased $103,000 worth of shares to settle withholding taxes on employee vesting of restricted shares. During the nine months ended September 30, 2010, we generated $33.9 million of cash from financing activities which consisted primarily of the net proceeds we received from the sale of stock in our initial public offering of $35.9 million and $202,000 in proceeds we received from the issuance of common stock upon the exercise of stock options, partially offset by $2.2 million used to repay our line of credit with Comerica Bank.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2011, except as noted below with respect to our Austin facilities lease, there were no material changes to our contractual obligations and commitments disclosures as set forth under the caption, “Contractual Obligations and Commitments” in the Management's Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K as filed with the SEC.

On October 10, 2011, we entered into a Fourth Amendment to Lease (the “Fourth Amendment”) to extend and expand our corporate headquarters lease in Austin, Texas. The Fourth Amendment provides for, among other things, a ten year extension of the term of our existing lease until September 30, 2023. Under the terms of the Fourth Amendment, we will initially increase our leased space by approximately 23,000 square feet on January 1, 2012 for a total of approximately 113,000 square feet, and additionally increase our leased space by approximately 20,000 square feet on July 31, 2016 for a total of approximately 133,000 square feet. In addition to paying for our proportionate share of increases in operating expenses and taxes, and paying for certain capital expenditures, we will pay base rent in an aggregate amount equal to approximately $28.4 million for the period from October 1, 2011 through September 30, 2023. The Fourth Amendment required us to increase the standby letter of credit for our security deposit by $1.1 million, thereby increasing restricted cash.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We had cash and cash equivalents of $17.3 million and $18.4 million at September 30, 2011 and December 31, 2010, respectively. These amounts are held primarily in cash, money market funds, U.S. government agency bonds and commercial paper. In addition we had marketable securities of $32.8 million and $36.8 million at September 30, 2011 and December 31, 2010, respectively, which were primarily held in U.S. government agency bonds, corporate bonds and commercial paper. We do not hold any auction-rate securities. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in the nine months ended September 30, 2011, our interest income would not have been materially affected.

Foreign Currency Risk

With our acquisition of Baigent, we will face increased exposure to adverse movements in foreign currency exchange rates.  We anticipate that Baigent will invoice and collect in British Pound Sterling. Expenses incurred by Baigent will be, generally, denominated in British Pound Sterling. Our condensed consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against the British Pound Sterling, the translation of British Pound Sterling denominated transactions will result in reduced revenues, operating expenses and net income for our Baigent operations. Similarly, our revenues, operating expenses, and net income will increase for our Baigent operations if the U.S. dollar weakens against the British Pound Sterling. Although we may do so in the future, we do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. Thus, fluctuations in currency exchange rates could harm our business in the future.
With our acquisition of Baigent, we will also be exposed to foreign exchange rate fluctuations as we translate the financial statements of our Baigent operations into U.S. dollars upon consolidation. If there is a change in foreign currency exchange rates, the conversion of Baigent's financial statements into U.S dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity.

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

Item 1A. Risk factors

Reference is made to the factors set forth under the caption “Cautionary Statement” in Part I, Item 2 of this report and the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as modified and supplemented by the risk factors described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which are incorporated herein by reference, subject to the following modified risk factor:
If the security of the software or systems underlying our solutions is breached, our reputation and our business could be harmed and our operating costs could increase.

Fundamental to the use of our products and services is the secure collection, storage and transmission of constituent information. Unauthorized third parties have periodically attempted to attack our system, and we have had security breaches in the past. We regularly upgrade our security technologies, policies and programs, but we do not directly control the security technologies, policies and programs of our clients or third parties to which we outsource functions. We expect third parties to continue to attempt to attack our system, our clients' systems and the systems of third-parties to which we outsource datacenter storage, payment processing and other functions, in the future with increasing sophistication. If a third party breaches our security, that of our clients or that of our third-party datacenter, payment processing partners or other third-party providers, our business could be harmed. It could result in misappropriation of proprietary information or interruptions in operations. We might be liable to our clients or their constituents for damages from breaches of security, and clients could seek to terminate their agreements with us. Although we carry insurance to help protect against such a risk, a breach could also harm our reputation and increase our operating costs, particularly any breach resulting in the imposition of liability that is not covered by insurance or is in excess of insurance coverage. We might be required to expend significant capital and other resources to notify and communicate with state and federal regulatory agencies and affected clients and their constituents, provide credit monitoring or other protections, protect further against security breaches or to rectify problems caused by any security breach. Any of these results would be harmful to our business.

Item 2. Unregistered sales of equity securities and use of proceeds

On April 28, 2010, our registration statement on Form S-1 (File No. 333-164491) was declared effective for our initial public offering. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on April 29, 2010. On May 12, 2010, we used $1.9 million of the net proceeds from the initial public offering to retire all the outstanding debt under a revolving line of credit and the term loan with Comerica Bank. On January 28, 2011, we used approximately $4.9 million of the net proceeds from the initial public offering to acquire StrategicOne. On July 1, 2011, we used approximately $2.9 million of the net proceeds from the initial public offering to acquire Baigent. We anticipate that we will use the remaining net proceeds from the initial public offering for general corporate purposes. We may also use a portion of the proceeds to expand our current business through acquisitions or investments in other complementary businesses, particularly those with similar clients and adjacent products or technologies. The amount and timing of what we actually spend may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations as well as the other factors described in the section titled “Risk Factors.” Pending the use of the net proceeds from the initial public offering described above, we invested the funds in a registered money market account and in marketable securities.
The following table provides information about shares of common stock withheld by us to satisfy the tax obligations of employees due upon vesting of restricted stock during the three months ended September 30, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or programs
July 1, 2011 to July 31, 2011	—	$—	—	$—
August 1, 2011 to August 31, 2011	2,119	9.25	—	—
September 1, 2011 to September 30, 2011	—	—	—	—
Total	2,119	$9.25	—	$—

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

Convio, Inc.
Date:	November 3, 2011	By:	/s/ GENE AUSTIN
Gene Austin
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2011	By:	/s/ JAMES R. OFFERDAHL
James R. Offerdahl
Chief Financial Officer and Vice President of Administration (Principal Financial and Accounting Officer)