Form 10-K
period 2011-12-31
Convio, Inc.
filed 2012-03-09
CIK 1407450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
Based on the closing price of the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2011, the aggregate market value of its shares held by non-affiliates on that date was approximately $102,835,843. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
There were 18,911,875 shares of the registrant's common stock outstanding as of February 29, 2012.

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

Part I
Item 1.    Business
Merger Agreement with Blackbaud, Inc.

On January 16, 2012, Convio entered into an Agreement and Plan of Merger (the "Merger Agreement") with Blackbaud, Inc., a Delaware corporation ("Blackbaud"), and Caribou Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Blackbaud ("Merger Sub"), for the acquisition of Convio by Blackbaud. Pursuant to the terms of the Merger Agreement, Blackbaud (through Merger Sub) will make a cash tender offer for all of the issued and outstanding shares of Convio's common stock at a per share purchase price of $16.00, for aggregate consideration of approximately $275 million.

As promptly as practicable following the consummation of the tender offer, Merger Sub will merge with and into Convio and Convio will become a wholly-owned subsidiary of Blackbaud (the "Merger"). In the Merger, the remaining stockholders of the Company, other than stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be entitled to receive the $16.00 per share of common stock. Upon completion of the Merger, all outstanding vested options to purchase Convio's common stock shall be converted into the right to receive cash equal to the spread and unvested options and restricted stock units shall be assumed by Blackbaud.

The Merger Agreement includes customary representations, warranties and covenants of Blackbaud, Merger Sub and Convio. Blackbaud and Merger Sub have made various representations and warranties and agreed to specified covenants in the Merger Agreement regarding, among other things, Blackabaud's efforts to secure and maintain any necessary third party financing. Convio has made various representations and warranties and agreed to specified covenants in the Merger Agreement, including covenants relating to Convio's conduct of its business between the date of the Merger Agreement and the closing of the Merger, restrictions on solicitation of proposals with respect to alternative transactions, public disclosures and other matters. The Merger Agreement contains certain termination rights for both Blackbaud and Convio, and further provides that, upon termination of the Merger Agreement under specified circumstances, including a termination by Convio pursuant to an unsolicited superior proposal, Convio is required to pay Blackbaud a termination fee of $11.0 million plus all reasonable, documented out-of-pocket expenses of up to $1.5 million. The Merger Agreement also provides that in the event of termination in certain circumstances because of or if there exists any antitrust action, any antitrust consent has not been obtained or any antitrust order has not been vacated, filed, reversed or overturned, then, subject to certain conditions in the Merger Agreement, Blackbaud is required to pay Convio a termination fee of $11.0 million plus all reasonable, documented out-of-pocket expenses of up to $1.5 million.

Convio's Board of Directors has approved the Merger Agreement and unanimously recommends that its stockholders accept the tender offer.

The consummation of the tender offer and the Merger is subject to customary closing conditions. Additionally, the waiting periods applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other applicable antitrust laws must have expired and all antitrust consents must have been obtained prior to closing. Depending on the number of shares held by Blackbaud after its acceptance of the shares properly tendered in connection with the tender offer, approval of the Merger by the holders of Convio's outstanding shares remaining after the completion of the tender offer may be required.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the complete text of the Merger Agreement, a copy of which is filed as Exhibit 2.3 hereto as is incorporated herein by reference.

Overview
We are a leading provider of on-demand constituent engagement solutions that enable nonprofit organizations ("NPOs") to more effectively raise funds, advocate for change and cultivate relationships with donors, activists, volunteers, alumni and other constituents. We serve more than 1,600 NPOs globally of all sizes; including 51 of the top 100 largest charities as ranked by contributions in the November 2011 Forbes article, "The 200 Largest U.S. Charities." During 2011, our clients used our solutions to raise over $1.3 billion online and deliver almost 5 billion emails to over 150 million email addresses to accomplish their missions. Our average deliverability rate for email was greater than 95%. In addition, nonprofit organizations used Convio advocacy applications to power almost 70 million advocacy actions to the United States Congress, State and Local elected officials, as well as other targets of cause-related campaigns.
We were incorporated in Delaware in October 1999, and we offered our first commercially available online marketing solution in 2000. We acquired GetActive Software, Inc. ("GetActive") in February 2007. On April 28, 2010, we completed an initial public offering of shares of our common stock and those shares are listed on the NASDAQ Global Market under the symbol CNVO. Our executive offices are located at 11501 Domain Drive, Suite 200, Austin, Texas 78758, and our telephone number is (512) 652-2600.
On January 28, 2011, our wholly-owned subsidiary, StrategicOne, Inc. ("StrategicOne"), acquired substantially all of the assets and assumed certain liabilities of StrategicOne, LLC, a privately-owned company, to strengthen our offerings to large, enterprise-size nonprofits by adding the experience and expertise of a proven provider of data analytics, predictive modeling and other database marketing services to the company. StrategicOne helps nonprofits discover, analyze and act on information to more effectively attract new constituents, retain existing donors, reactivate lapsed supporters and steward each relationship to a higher level of engagement.
On July 1, 2011, we acquired Baigent Limited ("Baigent"), a privately owned company located in the United Kingdom ("UK"), to enter the international marketplace by adding the experience and expertise of a leading provider of digital strategy, design, technology implementation and online fundraising solutions to charities in the UK.
Our revenue continued to grow year over year to $80.4 million in 2011, up 15% from 2010 with usage revenue up 24% from 2010. Our clients pay us recurring subscription fees with agreement terms that typically range between one and three years. Our subscription fees grow as our clients grow their constituent bases and purchase additional modules of Convio Luminate™ and additional seats and modules of Convio Common Ground®. We also receive transaction fees that include a percentage of funds raised for special events such as runs, walks and rides.
Nonprofit Industry Background
Large and Evolving Nonprofit Sector
The nonprofit sector is a large and vital part of the economy. The missions of NPOs span many aspects of our society including animal welfare, arts and culture, disaster relief, education, environment, healthcare, international development, professional and trade associations, public policy, religion, and social and youth services.
Challenges Facing Nonprofit Organizations
NPOs face unique challenges that center upon the need to reach new constituents and to engage effectively with a large and diverse number of existing constituents. In particular, NPOs struggle with the following challenges:

•
High cost of fundraising.   As postal rates and print production costs rise, the cost of traditional direct mail - the primary channel through which NPOs raise funds - continues to rise. Donors and prospects growing expectations of personalized content are creating more highly targeted direct mail pieces, which makes it difficult to leverage economies of scale, thus increasing costs.

•
Outdated and inflexible donor management systems.   Many NPOs have legacy donor databases that are deployed on-premise, have limited extensibility, and can be difficult and expensive to adapt to NPOs' evolving needs. Additionally, many of these legacy systems focus on managing relationships with existing donors rather than the acquisition of new constituents and the management of other key business processes, such as volunteer and event management.

•
Limited ability to act rapidly and quickly mobilize constituents.   Major occurrences, such as the 2011 earthquake and tsunami in Japan, and political developments can provide opportunities for NPOs to mobilize their constituents and generate a significant number of new donors and advocates. However, many NPOs have a limited ability to act rapidly and mobilize constituents at the grassroots level because these NPOs rely on long lead-time communications such as direct mail.

•
Higher expectations from constituents.   We believe constituents increasingly expect personalized communications from NPOs via the constituents' medium of choice. Many constituents are online, conversant in social media and active at events. Due to the proliferation of communication channels, NPOs are pressured to deploy many different techniques to effectively engage their constituents. Based on our fundraising experience with more than 1,600 NPOs, we also believe constituents increasingly expect transparency into the use of donations, which makes fundraising and constituent relationship management more difficult.

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

•
Failure to integrate online and offline for strategic insight.   Most nonprofits segment donors and prospects based on traditional direct mail analytics of reach, frequency and monetary analysis, which, while effective, do not optimize the value of relationships as they do not discover behaviors, preferences and interests that can drive more efficient multichannel strategies. Traditional donor databases and vendors have not integrated online and offline through modern constituent relationship management or CRM technology and services to generate insights that bring greater clarity to their analytics, strategy and constituent management services.

•
Limited technical and marketing resources.   Many NPOs have limited in-house technical expertise and time to manage on-premise legacy systems, fully utilize the Internet as a marketing medium, and integrate their online marketing programs with their traditional offline programs and donor databases. Due in part to these limitations, marketing resources at many NPOs are constrained in their ability to create mass appeals that are personalized and effective.

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
Our Solutions
Our integrated solutions have historically included our Convio Online Marketing platform ("COM") and Convio Common Ground, our constituent relationship management application, both of which are designed to help NPOs maximize the value of every relationship.

In July of 2011, we rebranded COM as Luminate Online and also launched a new suite of solutions called Convio Luminate targeted at large, enterprise NPOs. As a result of this market launch, we now offer two open, cloud-based constituent engagement solutions for NPOs of all sizes:

Convio LuminateTM ("Luminate") offers an open, extensible solution that allows large, enterprise NPOs to fully engage with individuals online and offline, as well as analyze the relationships they have with donors, volunteers, advocates and other supporters to design tailored, integrated, multichannel campaigns and interactions that are beneficial to both the NPO and the individual constituent. Luminate combines our leading online fundraising suite, Luminate Online, with Luminate CRM - built on the Force.com cloud computing application platform from salesforce.com - leading analytics technologies and our expertise to meet the complex needs of large, enterprise NPOs. Luminate can be sold as a single integrated solution encompassing both the Luminate Online suite and the Luminate CRM suite, or the Online and CRM suites can be sold separately. Luminate CRM clients enter into a license agreement with us and separately enter into a license agreement with salesforce.com for use of its solution.

Convio Common Ground® ("Common Ground") provides small and mid-sized NPOs with a simple, easy to use, complete and affordable solution that combines a powerful database for donors, volunteers and other constituents with online fundraising, marketing and volunteer management modules so that NPO professionals can manage all their fundraising and constituent engagement operations from one solution. We utilize the Force.com cloud computing application platform from salesforce.com to develop, package and deploy Common Ground. Common Ground clients need to enter into a license agreement with us and separately enter into a license agreement with salesforce.com for use of its solution.
Our Luminate and Common Ground solutions are built on an open, configurable and flexible architecture that enables our clients and partners to customize and extend its functionality. All of our software is delivered through the Software as a Service ("SaaS") or cloud computing model. We believe cloud computing is the most cost-effective, efficient and scalable way for nonprofits to use and manage technology to maximize the value of constituent relationships. Our solutions are enhanced by a portfolio of value-added services tailored to our clients' specific needs, as well as a network of technology and services partners that enhance our solutions.
       Our solutions provide the following benefits to NPOs:

•
Extend reach and raise more funds at a lower cost.   Our solutions enable NPOs to reach new constituents, increase retention rates and improve the cost-effectiveness of engaging with constituents. We also improve the performance of NPOs' fundraising activities by enabling our clients to increase gift frequency and average gift size.

•
Engage constituents more effectively.   Our solutions enable NPOs to cultivate relationships with constituents by tracking and integrating their online and offline interactions, interests and preferences. This comprehensive constituent information enables NPOs to engage in more personalized and meaningful ways, and can lead to more active constituents who give more and help to recruit new constituents.

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

•
Easily adapt our solutions using our open platform.   We have developed our solutions based on open architectures that enable customization and extension of our solutions to third-party platforms such as social networks, mobile devices, collaboration tools and donor databases. Our open approach allows NPOs to adapt our solutions to their business processes and to address expanding communication channels and evolving constituent preferences.

•
Reduce burden on limited resources.   Our on-demand model enables rapid deployment of our solutions, so our clients can quickly realize value from their investment and access real-time upgrades that enable them to keep pace with rapidly evolving technology. There is no hardware to purchase or maintain, and there are no software upgrades to manage.

•
Access best practices, knowledge and guidance based on our experience.   We enable NPOs to access best practices through our software, services and publications that help NPOs more effectively achieve their missions. For example, we publish "The Convio Online Marketing Nonprofit Benchmark Index™ Study" to help NPOs understand key marketing metrics and the relative performance of their organizations. This peer benchmark information helps NPOs better manage the performance of their marketing programs and donor management practices. This quantitative approach to measuring success enables NPOs to continually refine their tactics, improve the effectiveness of their marketing initiatives and allocate resources more efficiently.

•
Discovery of constituent behaviors, preferences and interests that lead to increased engagement. With the acquisition of StrategicOne, as well as the growth and expansion of Convio's services team, we provide a full array of data analytics, predictive modeling and other database marketing services that support analytics and marketing needs of nonprofits, such as prospect and donor acquisition, retention and reactivation, major gifts, planned giving and donor upgrades, and campaign optimization.

Business Strengths
        We pioneered the delivery of SaaS online marketing solutions to NPOs, launching the first version of our solution in 2000. We have maintained an exclusive focus on NPOs which has enabled us to develop deep nonprofit industry expertise. We are a leading provider of on-demand constituent engagement solutions to NPOs, and are providing modern constituent engagement solutions that connect people and causes in ways designed to enhance the value of each relationship. We believe the following business strengths are fundamental to our success:

•
A leading online marketing solution for NPOs.   The maturity, breadth, depth and measurable results of our Luminate Online solution enable us to compete more effectively, attract new customers and grow our presence within existing clients. Through continuous research and product innovation, we strive to ensure that our clients are at the forefront of online marketing.

•
Disruptive model for donor management market.   Our CRM applications are innovative solutions. Unlike many traditional donor databases, Luminate CRM and Common Ground allow NPOs to manage fundraising and other program operations in a single, open application built on salesforce.com's Force.com platform. Luminate CRM and Common Ground enable NPOs to improve operational efficiency and to identify new fundraising prospects. These benefits have allowed us to quickly penetrate the donor management market.

•
Loyal clients producing predictable recurring revenue that scales with client growth.   We sell our software on a subscription basis which provides greater levels of recurring and predictable revenue than perpetual license-based business models. Our subscription fees grow as our clients grow their constituent bases and purchase additional modules of Luminate and additional seats and modules of Common Ground.

•
Marquee clients, providing referrals and references that can shorten sales cycles.   We have marquee clients in each nonprofit vertical we serve, and they provide us with a significant number of referrals and references. The NPO community is highly networked, and client referrals and references can lead to new opportunities and shorten our sales cycles.

•
Nonprofit industry thought leadership.   We invest in primary research to identify trends in charitable giving and constituent behavior. We also aggregate data across our clients to perform benchmarking and best practice analysis. As evidenced by the approximately 164,000 downloads of our industry whitepapers, tip sheets and benchmarking studies in 2011, NPOs recognize our thought leadership, which generates sales leads and guides our product development and strategic consulting services.

•
Ability to acquire and effectively serve NPOs of all sizes.   We sell our solutions through a direct sales force complemented by our partner network, and cost-effectively tailor our sales processes to the nonprofit markets we serve. We develop and package our solutions to meet the unique needs of these markets, enabling us to acquire new NPO clients of all sizes.

•
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

Our Strategy
        Our objective is to be the leading worldwide provider of constituent engagement solutions that connect people and causes, and help nonprofits maximize the value of every relationship while continuing to lead the market in innovation, best practices and client service. Key elements of our strategy include:

•
Expand our client base by attracting new clients.   We believe the market for our solutions is large and underpenetrated. We intend to expand our presence in both the enterprise and mid-market segments by increasing sales and marketing efforts, and by offering an expanded services portfolio and greater solution functionality. We introduced the Luminate suite in 2011 to specifically target large, enterprise NPOs. We plan to expand our software and services to better enable multichannel marketing and fundraising, as well as provide holistic services in data analytics, predictive modeling and other database marketing services to clients.

•
Retain and grow revenue from our existing client base.   Our revenue is driven by a combination of the number of Luminate modules and Common Ground seats and modules licensed and services purchased by our clients, as well as their ongoing usage of our solutions. As online marketing continues to grow relative to other channels, we believe NPOs will allocate more of their fundraising spend to online initiatives. We plan to sell additional software and services to existing clients to help them more fully utilize our solutions, to grow their online constituent base and better integrate traditional fundraising channels.

•
Use Luminate CRM and Common Ground to disrupt the donor management market and create cross-selling opportunities.   We intend to further develop and continue to market aggressively our Luminate CRM and Common Ground applications. We believe our CRM applications are disruptive to the donor management market, particularly in the mid-market where innovation has been the most limited. The functionality of our CRM applications extend beyond cultivating donors and tracking gifts by helping NPOs manage their service delivery options and other mission-related programs. In addition, new CRM clients provide us with opportunities to sell other solutions and services.

•
Expand geographically.   In 2011, approximately 5% of our revenue was derived from clients based outside the United States. We intend to expand into additional geographic areas by leveraging our expertise developed by serving our more than 1,600 clients in the United States and Canada, as well as in the UK through our 2011 acquisition of Baigent.

Our Products
        Our solutions include Luminate and Common Ground, cloud-based constituent engagement solutions for NPOs of all sizes. We have purpose-built our solutions for NPOs based on our interactions with more than 1,600 clients. We deliver our software on-demand, and our clients and their constituents access all of our software using a standard Internet browser. Our software employs an open, multi-tenant architecture that allows our clients to customize and extend our software.
Convio Luminate
Luminate is targeted at large, enterprise NPOs and can be sold as a single integrated solution encompassing both the Luminate Online suite and the Luminate CRM suite, or the Online and CRM suites can be sold separately. Pricing for our Luminate solution is based on the number of modules licensed, the constituent record file size and any related services. We also recognize usage revenue from our clients as a percentage of funds raised at special events, such as runs, walks and rides, and based on additional fees for their increased use of our Online solution.
The following table includes the key functions and features of Luminate Online:

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

	•	Motivates NPOs' constituents to recruit new donors and reach their fundraising goals; and

	•	Creates a network effect that increases NPOs' fundraising results and grows their email list size.

MultiCenter	•	Enables the national offices of multi-chapter NPOs to interoperate across their chapters;

	•	Facilitates a coordinated, integrated marketing strategy across chapters;

	•	Allows individual chapters to control their web presence including branding and content; and

	•	Allows controlled access to shared information across multiple chapters to house constituent data, create and launch campaigns, and manage administrative settings.

Content Management	•
Enables NPOs to create high impact websites, empowers their content contributors to become content owners, reduces the reliance on technical staff to publish changes and creates powerful, database-driven web pages;

	•	Provides content authoring tools, editorial workflow, personalization, search and document management; and

	•	Addresses websites of virtually all sizes, including multiple web properties, thousands of web pages and multiple content contributors.

Personal Fundraising	•	Empowers constituents to drive fundraising for NPOs as a champion or in honor or memory of a loved one;

	•	Enables constituents to create personalized tribute web pages and encourage friends and family to learn about NPOs' causes through easy-to-use web content, email authoring tools and templates; and

	•	Provides an innovative means for NPOs to acquire new constituents, generate funds and create rich content and community around their websites.

Events	•	Enables NPOs to promote and register participants in a variety of events using a website calendar; and

•
Accommodates a variety of events including simple announcements with date, time and location, more complex events that are recurring, multi-faceted or multi-day, and events requiring online RSVPs, ticketing and online registration forms.

Personal Events	•	Enables constituents to organize and host different types of personal events such as dinners or house parties; and

	•	Enables constituents to promote events, track RSVPs and solicit online donations.
Luminate CRM is built on the Force.com cloud computing application platform from salesforce.com and offers NPOs an extensible suite for consolidating information and business processes into one system. The core components of Luminate CRM are campaign management, constituent relations, business intelligence and analytics.

The following table includes the key functions and features of Luminate CRM:

Function		Key Features
Donation Management	•	Provides for gift tracking, processing transactions and managing sustaining donors; and

	•	NPOs can build revenue forecasts, find prospective donors and monitor major donor opportunities.

Direct Marketing	•	Enables NPOs to structure, segment and analyze multi-part campaigns; and

	•	Facilitates in-house campaign management.

Reporting and Dashboards	•	Enables NPOs to define summary counts and record grouping;

	•	Provides ease and flexibility in creating new reports and duplicating existing reports through multiple filter options; and

	•	NPOs can build multiple online graphic dashboards for displaying key metrics and statistics.

Volunteer Management	•	Enables NPOs to organize multi-shift volunteer jobs; and

	•	Provides auto-selection and identification process for matching volunteers to activities based on their specific qualifications, availability and skills.

Event Management	•	Enables tracking of invitations, sponsorships, payments, expenses and donations; and

•
Accommodates a variety of events including simple announcements with date, time, and location, more complex events that are recurring, multi-faceted or multi-day and events requiring online RSVPs, ticketing and online registration forms.

Predictive Modeling and Analytics	•	Enables NPOs to apply knowledge about constituent interests and behaviors to different types of events; and

	•	Provides business intelligence insights to attract new constituents, retain and nurture existing constituents, and reactivate lapsed supporters.
Common Ground
        Common Ground is our mid-market CRM application that builds stronger relationships with donors, volunteers, activists, alumni and other constituents. We utilize the Force.com cloud computing application platform to develop, package and deploy Common Ground. We have developed NPO-specific functionality including donation management, event management and volunteer management to create a solution tailored to the needs of mid-market NPOs.

The following table provides an overview of the key features and functionality of each module of Common Ground:

Function		Key Features
Donor Management	•	Tracks incoming gifts, builds revenue forecasts, identifies prospective donors, and pursues major donor opportunities; and

	•	Utilizes sophisticated gift coding approaches that facilitate effective donor stewardship and segmentation for future communications.

Contact Management	•	Provides a high degree of flexibility in defining and tracking relationships between NPOs and their constituents; and

	•	Allows creation of relationship types, definition of key relationships and set up of rules for automatic assignment of relationships based on peer-to-peer fundraising results.

Campaign Management	•	Plans and executes a variety of outreach campaigns, including direct marketing; and

	•	Tracks participation, costs and key performance indicators.

Event Management	•	Plans and manages special events such as galas and golf tournaments;

	•	Tracks detailed event information, including invitations and sponsorships; and

	•	Provides the capability to sell multiple ticket levels and assign various benefits associated with those ticket levels.

Volunteer Management	•	Organizes volunteer opportunities with multiple shifts, locations and required volunteer qualifications; and

	•	Provides a volunteer profile that tracks an individual's availability and skills, which can then be matched against upcoming volunteer opportunities.

Fundraising	•	Enables NPOs to easily create web forms to match campaign initiatives and capture online donations to the database in real-time;

	•	Enables NPOs to publish event forms that are integrated with Common Ground's event management tools to offer an online ticket and registration option; and

	•	Enables NPOs to acquire new constituents from their website directly into their database for newsletters and other appeals with integrated sign up forms.

Integrated Email Marketing	•
Provides online marketing tools that help NPOs build and manage effective email campaigns, from creation and testing to targeted delivery and follow-up, to drive higher response and increased constituent participation.

Social Fundraising	•	Provides easy-to-use interface so supporters can register, personalize and share their unique fundraising pages in three easy steps;

	•	Enables tracking and direct interaction with supporters and their networks, and everyone who supports the NPOs cause, with peer interaction and donations built-in; and

	•	Enables seamless flow of donation data so information received about donors and their gifts automatically shows up in the NPO's database.

Convio Open
        We provide an open platform that allows NPOs to evolve their online marketing strategies as new media and other opportunities arise. We offer application programming interfaces ("APIs") and extensions that meet the growing demand of NPOs to access the Internet, leverage popular social media sites and integrate with mobile services. This approach allows NPOs, partners and others to create external, custom-built applications that integrate with our solutions to provide a more compelling constituent experience and reach a wider audience.
        Our Donations APIs enable clients to embed our donation processing in websites, web applications or mobile applications. Additionally, our open platform supports fundraising and communications in a mobile context through mobile ready donation forms, text messaging, and text based donations. Our Web Services APIs allow clients to extract data for use in third-party systems.
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
Our Services
Our services are an integral part of our solutions. We believe the scope and quality of our services, which have been developed and refined based on our experience with more than 1,600 active clients, meaningfully differentiate us from our competitors.
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
        In addition to Convio Go!, account management, technical support and deployment services, the following table provides an overview of the types of services we offer, along with a description of the key attributes:

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
        With the addition of StrategicOne, we strengthened our services offering by adding the experience and expertise of a proven provider of data analytics, predictive modeling and other database marketing services to the company. These services help NPOs discover, analyze and act on information to more effectively attract new constituents, retain existing donors, reactivate lapsed supporters and steward each relationship to a higher level of engagement. The following table provides an overview of the types of services we offer with the addition of StrategicOne, along with a description of the key attributes:

Service Type		Key Attributes
Data Warehousing	•	Delivers intelligence to marketers and knowledge workers in logical subsets with easily understood data labels.

Business Intelligence	•	Gives executives, marketers and fundraising professionals easy access to the data, ability to visualize data and interact with the visualizations for greater insights and improved ROI.

Analytics/Modeling	•	Assists in identifying opportunities to create personalized, compelling, and lifelong connections between an organization's brand and constituents.

Strategic Consultation	•	Provides strategic leadership, test design, measurement and monitoring to better design and implement campaigns that deliver results; and

	•	Provides custom data integration, data de-duplication, custom report builds and custom synchronization.

Marketing Execution	•	Manages campaign selection and customer solicitations every step of the way to ensure quality, on-time delivery of data and results.

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
Our solution providers are authorized partners whom we train, test and recommend to our clients for consultation and deployment services around our solutions. In the case of Common Ground, deployment activities are typically handled by our solution providers. They also provide post-deployment services that include interactive strategy and web design. These partners enable us to maintain lower personnel costs and expand our deployment capacity. Our technology partners provide technologies that complement and extend the breadth of our solutions. Their offerings typically integrate with our solutions through our open APIs and include social networking, tools, mobile messaging platforms and web applications. Through these partners, we are able to attract clients who want the additional functionality and services that these partners provide to our solutions. Our referral partners refer clients to us in exchange for a percentage of the value of the referred business which we close. The commission rate is negotiated between us and each partner based on a percentage of the contract's value.
Clients
We serve more than 1,600 NPO clients which include leading NPOs in each of the verticals we serve. We define a client as an organization with which we have a billing relationship. In certain cases, we bill individual chapters of multi-chapter NPOs and, in other cases, we have a single billing relationship with multi-chapter NPOs.
In 2011, 2010 and 2009, substantially all of our revenue was derived from clients in the United States and Canada, and substantially all of our long-lived assets were located in the United States. No client accounted for more than 10% of our total revenue in 2011, 2010 and 2009.
Sales and Marketing
        We sell our solutions using a direct sales force. As of December 31, 2011, we employed approximately 124 sales, marketing and business development professionals, 57 of whom comprised our direct sales force. These sales and marketing professionals focus on sales to new and existing clients and are located at our headquarters in Austin, Texas, regional offices in Washington, D.C. and Emeryville, California, and in metropolitan areas throughout the United States. Our sales force is organized by geographic territory, size of NPO and market segment. We employ a separate sales team focused on upselling new solutions and services to our existing clients. Our sales representatives are supported by a team of sales engineers and sales associates responsible for technical and pre-sales support.
We complement our direct sales force with a network of partners serving the nonprofit market, including interactive agencies, direct marketing agencies, public affairs firms and complementary technology companies. Our partner network helps us to grow our client base, enhances our implementation services capacity and enables us to provide a more complete solution for our clients.
We conduct a variety of marketing programs that are designed to create brand recognition and market awareness for our solutions. Our marketing efforts include membership and board-level participation in industry associations, participation at industry conferences, search engine marketing, search engine optimization, company-sponsored seminars and webinars, white papers, media relations, development of case studies, online marketing and sponsoring co-marketing events with our partners. We enhance our position as an NPO thought leader through industry publications and our annual benchmarking index study designed to help NPO professionals evaluate online marketing metrics, as well as the effectiveness of their organization when compared to similar NPOs.
We receive significant exposure from our "powered by" logo program, which allows us to place our logo on web pages and emails created and sent by our clients. To enhance client loyalty and generate opportunities for additional sales, we maintain a client advisory board, conduct an annual client summit and host an online client community.

Research and Development
We continue to make substantial investments in research and development on new solutions, features and platform extensibility. Our on-demand model provides us with the ability to quickly bring new functionality to the market. We gather feedback from clients, partners and industry thought leaders, and we have robust processes for software development and deployment that have been adapted from industry best practices. As of December 31, 2011, we had 77 employees working on research and development, primarily in Austin, Texas and Emeryville, California. Our research and development expenses were $10.7 million, $10.6 million and $10.0 million in 2011, 2010 and 2009, respectively.
Competition
The nonprofit market for constituent engagement solutions is fragmented and rapidly evolving, and there are limited barriers to entry for some aspects of this market. With Luminate Online, we compete with several nonprofit sector online marketing suites, a variety of specialized point solutions for tasks such as online donations, peer to peer fundraising and advocacy, and a variety of open source and commercial systems for tasks such as web content management and email marketing.  With Luminate CRM and Common Ground, we compete with industry-specific donor management solutions who focus more exclusively on the nonprofit industry, as well as commercial database and constituent relationship management providers who sell to NPOs as well as a broader set of markets.  Among the industry-specific donor management solutions, our primary competitors are Blackbaud, Inc., The Sage Group plc, and SofterWare, Inc.  Among the commercial database and constituent relationship management providers, our primary competitors are Microsoft Corporation, Oracle Corporation and Salesforce.com, Inc.  NPOs using such commercial database and constituent relationship management providers also often seek to adapt such offerings themselves or through third party system integrators to create additional custom competitive solutions.  The larger competitors, such as Microsoft Corporation, Oracle Corporation and Salesforce.com, Inc., could also make acquisitions or develop solutions to further expand their presence in and increase their focus on the nonprofit market.  In addition, we compete with a variety of smaller, private companies integrating point and open source solutions and also with web development providers which provide custom applications.
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
We believe we compete favorably across all of these factors. However, some of our existing and potential competitors have substantially greater name recognition, longer operating histories and greater resources. They may be able to devote greater resources to the development, promotion and sale of their products and services than we can to ours. Additionally, our competitors may offer or develop products or services that are superior to ours, have lower prices or that achieve greater market acceptance.

Technology
Each of our software applications uses a single code base and employs a multi-tenant architecture and is delivered by an on-demand model, requiring only a web browser for client access. In addition, our technology strategy was designed to meet the stringent standards of NPOs, including scalability, performance, reliability and security.
Our platform is open and extensible. We have built the platform on the Java 5 runtime environment and have developed and published more than 175 APIs. This approach allows our clients to more easily leverage the functionality available within our solutions without requiring modifications to our source code. Customers are also able to use open source technologies to integrate with our solutions using these APIs.
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

•
we have been able to provide greater than 95% email deliverability by using sender verification standards, managing Internet service provider relationships to integrate email reputation feedback, whitelisting, monitoring and providing robust subscription management and opt-out features.

        Over the past three years, we have achieved on average more than 99.7% system uptime, excluding scheduled maintenance and disruptions caused by third-party vendors, through the use of industry-standard failover and redundancy technologies. We use storage technology and redundant application servers that allow individual servers to be rotated in and out of service for routine maintenance without causing downtime.
        Security is a key requirement for our clients because of the sensitive nature of our clients' missions and their strong desire to protect constituent information. Our systems are periodically attacked by unauthorized third parties with increasing sophistication, and we have experienced security incidents in our history. We have designed and continue to upgrade our solutions, policies and practices to provide security for clients in several ways:

•	a security model built into the architecture which allows varying levels of permissions to particular data, thus allowing for secure delegation of authority to administrators based on role;

•	use of security standards, including standard encryption and the HTTPS protocol for secure transfer of sensitive data; and

•	compliance with PCI Data Security Standard and SSAE 16 as certified by third party testers.

Operations

We serve our clients mainly from a third-party hosting facility located in Austin, Texas. This facility provides around-the-clock manned operations and security staff. Access is limited to authorized individuals and the site is served by both interior and exterior video surveillance equipment. Electrical and environmental controls are all fully redundant and Internet connectivity is maintained by multiple peering and physical access points within the facility. We own or lease and operate all of the hardware on which our applications run in the facility. We entered into an agreement for the services provided by the Austin third-party hosting facilities in October 2001. Pursuant to the agreement, we pay a monthly service fee for hosting services. The most recent term of the Austin agreement ends in May 2014, at which time the agreement can automatically be renewed for three years.

In March 2011, we elected to not renew our agreement with a Sacramento facility that previously was hosting our former GetActive clients after we completed the client migration and retirement of our GetActive platform. As part of our StrategicOne acquisition in January 2011 and our Baigent acquisition in July 2011, we now have additional third-party hosting agreements. The agreement with the facility used by StrategicOne expires in March 2012 and has not yet been renewed. The agreement for the facility used by Baigent in the UK expires in June 2014 with an option to renew the agreement for an additional three years at that time.

We continuously monitor internally and externally the availability and performance of our systems using custom and commercially available tools. In order to prevent service loss from hardware failure, we maintain redundant servers within each tier of our production environment. Web servers are operated in load-balanced server pools and databases and file servers are replicated to standby servers, which can provide near real-time failover in the event of a failure with primary hardware. Databases and file servers are backed up daily with tapes being rotated to separate secure offsite storage facilities.

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

We are also covered by the Health Insurance Portability and Accountability Act ("HIPAA") which was expanded by the Health Information Technology for Economic and Clinical Health Act ("HI-TECH Act") which Congress passed as part of the American Recovery and Reinvestment Act of 2009. The HI-TECH Act expands the reach of data privacy and security requirements of HIPAA. HIPAA and associated United States Department of Health and Human Services regulations permit our clients in the healthcare industry to use certain protected health information for fundraising purposes, such as email addresses or other demographic information, and to disclose that protected health information to their service providers. We may be included in this service provider group under the revised HIPAA regulations by virtue of our service provider relationship with our clients in the healthcare industry.
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
Our clients are subject to certain U.S. and foreign laws and regulations governing the collection, use and disclosure of personal information obtained from individuals. For instance, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM Act") and associated Federal Trade Commission regulations govern our clients' email fundraising campaigns.
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

In addition, due to the increasing popularity and use of the Internet, governmental authorities in the United States and abroad may continue to adopt laws and regulations to govern Internet activities of our clients, including email messaging, collection and use of personal information, ownership of intellectual property, solicitation of charitable contributions and other activities important to our online business practices. For instance, although we do most of our business in the United States, we have clients in Canada and, with our recent expansion into the United Kingdom through our acquisition of Baigent, we have additional clients and employees in the United Kingdom, who are subject to data protection and fundraising laws in Canada and the European Union, respectively. As an example, European Union member state laws typically prohibit sending promotional email messages outside of an established business relationship with the recipient, unless the recipient has opted into receipt of such messages, and require honoring opt-out requests by recipients. Such laws largely prevent the use of email to obtain new prospects in the European Union, and similar laws have been adopted in some other countries. We do not evaluate our clients' compliance with these foreign laws or domestic laws, but if we learn that any client has violated such laws, we may suspend or terminate its use of our solutions.
Available Information
        Our website address is www.convio.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The public may read and copy any materials we file with SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http : / /www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.    Risk Factors
Risks Relating to the Proposed Merger with Blackbaud
The pendency of our agreement to be acquired by Blackbaud could have a negative impact on our business.
On January 16, 2012, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Blackbaud pursuant to which a wholly owned subsidiary of Blackbaud will, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, merge with and into Convio, and Convio will be the surviving corporation of the Merger and will become a wholly owned subsidiary of Blackbaud (the "Merger"). Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of common stock of Convio issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive $16.00 in cash, without interest and less any applicable tax withholdings. The Merger Agreement is an executory contract subject to numerous closing conditions beyond our control including, but not limited to, approval by the United States Federal Trade Commission and Department of Justice, whose review of the transaction has required the tender off to be extended and the closing to be delayed. There is no guarantee that these conditions will be satisfied in a timely manner or at all.
The announcement and pendency of the Merger may have a negative impact on our business, financial results and operations or disrupt our business by:

•	intensifying competition as our competitors may seek opportunities related to our pending Merger;

•	affecting our relationships with our customers, distributors, suppliers and employees;

•
affecting the purchasing decisions of existing and prospective customers, which could cause them to delay purchasing decisions or to seek alternative suppliers, resulting in a reduction in sales and increased churn;

•	limiting certain of our business operations prior to completion of the Merger which may prevent us from pursuing certain opportunities without Blackbaud's approval;

•	causing us to forego certain opportunities we might otherwise pursue absent the Merger Agreement;

•
impairing our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with Blackbaud following the completion of the Merger; and

•	creating distractions from our strategy and day-to-day operations for our employees and management and a strain on resources.
The failure to complete the Merger with Blackbaud could negatively impact our business.
There is no assurance that the Merger with Blackbaud or any other transaction will occur or that the conditions to the Merger will be satisfied in a timely manner or at all. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the Merger Agreement will not occur. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee and related costs of Blackbaud of up to approximately $12.5 million. Certain costs associated with the Merger are already incurred or may be payable even if the Merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated. If the proposed Merger or a similar transaction is not completed, we would incur significant unplanned costs in order to address the negative impacts on our business, including to restore our business reputation with customers, employees and investors. There can be no assurance that we could be successful in restoring our business reputation and financial condition to where it would be had the Merger not been announced.

Risks Relating to Our Business
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
Factors that may affect market adoption of our solutions, some of which are beyond our control, include:

•	uncertainties related to our pending Merger with Blackbaud;

•	reluctance by NPOs to adopt on-demand solutions;

•	the price and performance of our solutions;

•	our ability to integrate with other solutions used by NPOs;

•	the impact of the economic downturn on NPOs, their fundraising and their spending on technology and services;

•	the purchasing cycles of NPOs;

•	the level of customization we can offer;

•	the availability, performance and price of competing products and services, including internally developed solutions and general solutions not designed specifically for NPOs;

•	the breadth and quality of our service offerings;

•	the concerns related to security and the reluctance by NPOs to trust third parties to store and manage their internal data; and

•
any adverse publicity about us, our solutions or the viability, reliability or security of on-demand software solutions generally from third-party reviews, industry analyst reports and adverse statements made by clients and competitors.

While no one client accounted for more than 10% of our revenue during the year ended December 31, 2011, our enterprise clients can contribute substantially to our revenue from quarter to quarter. If NPOs, especially enterprise NPOs, do not continue to adopt and renew their subscriptions to our solutions, our revenues will experience volatility and our stock price could fall.
Our business depends on our clients' renewing and expanding their subscriptions for our solutions. Any decline in our client renewals and expansions would reduce our revenue.
        We sell solutions pursuant to agreements that are generally three years in length for our online marketing solutions and Convio Luminate and one to two years in length for Common Ground. Our clients have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period. Our client renewal rates may decline or fluctuate and our client cancellation rates may increase or fluctuate as a result of a number of factors, including the following:

•	uncertainties related to our pending Merger with Blackbaud;

•	a client switches to a competitor or competitive point applications;

•	a client terminates its agreement with us due to employee turnover in the client organization;

•	a client is dissatisfied with our agreement terms;

•	a client encounters financial difficulties;

•	our solutions do not continue to fit a client's needs as they evolve; and

•	our client has a poor service experience with our partners or us.
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
Our usage revenue reflects the general seasonality of special events which are held more often in the spring and fall. Therefore, we recognize a majority of our usage revenue in the second and third quarters. We recognized 61% and 62% of our annual usage revenue in the combined second and third quarters of 2011 and 2010, respectively. Usage revenue in the second and third quarters represented between 21% and 20% of total revenue for those periods in 2011 and 2010, respectively; whereas, usage revenue in the first and fourth quarters represented between 14% and 13% of total revenue for those periods in 2011 and 2010, respectively. Furthermore, although we experience seasonally lower usage revenue from special events during the first and fourth fiscal quarters, our operating expenses experience less of a reduction during those periods. Such seasonality causes our quarterly operating results to fluctuate and be difficult to predict.
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
Many NPOs are price sensitive. As the market for our solutions matures, or as competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing clients or attract new clients at prices that sustain historical margins.
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
We host a portion of our solutions from a third-party datacenter located in Austin, Texas. Additionally, we use certain other third-party providers of infrastructure, such as virtual servers and other cloud computing resources. Any interruptions or problems at such datacenter or other providers would likely result in significant disruptions in our solutions hosted at or affected by such site. We do not control the operation of such datacenter or other providers, and each is vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. Such datacenter and other providers are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions at such third party locations, the occurrence of a natural disaster or an act of terrorism, a security breach, a decision to close the datacenter or such provider without adequate notice or other unanticipated problems such as work stoppages could result in interruptions or delays in our solutions. Any interruption or delays in our solutions could harm our reputation, increase our operating costs and cause us to breach commitments to our clients. Such datacenter and other providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the datacenter and other providers on commercially reasonable terms, we may experience costs or downtime in connection with the transfer to new third-party providers.
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
The market in which we operate is fragmented, competitive and rapidly evolving, and there are limited barriers to entry for some aspects of this market. Competitive pressures can adversely impact our business by limiting the prices we can charge our clients and making the adoption and renewal of our solutions more difficult. With Luminate Online, we compete with several nonprofit sector online marketing suites, a variety of specialized point solutions for tasks such as online donations, peer to peer fundraising and advocacy, and a variety of open source and commercial systems for tasks such as web content management and email marketing.  With Luminate CRM and Common Ground, we compete with industry-specific donor management solutions who focus more exclusively on the nonprofit industry, as well as commercial database and constituent relationship management providers who sell to NPOs as well as a broader set of markets.  Among the industry-specific donor management solutions, our primary competitors are Blackbaud, Inc., The Sage Group plc, and SofterWare, Inc.  Among the commercial database and constituent relationship management providers, our primary competitors are Microsoft Corporation, Oracle Corporation and Salesforce.com, Inc.  NPOs using such commercial database and constituent relationship management providers also often seek to adapt such offerings themselves or through third party system integrators to create additional custom competitive solutions. Any of these competitors could take actions that adversely affect our business.

The larger competitors, such as Microsoft Corporation, Oracle Corporation and Salesforce.com, Inc., could also make acquisitions or develop solutions to further expand their presence in and increase their focus on the nonprofit market. Smaller competitors, such as those providing open source solutions, web development services and content management, email marketing and other point tools, may strengthen their offerings through internal development or acquisitions and enhance their respective ability to compete. Other competitors have established or strengthened cooperative relationships with strategic partners serving the nonprofit market, thereby limiting our ability to promote our solutions and the number of partners available to help market our products and services. These competitive pressures could cause our revenue and market share to decline.
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
We are also subject to certain state registration and periodic filing requirements related to companies that provide fundraising consulting services. States' regulations vary and the application of these regulations to our business is unclear. Our clients rely in part on our registrations in states that require registration to conduct our clients' national fundraising campaigns. As of December 31, 2011, we were registered in each of the 24 states that require registration. If we fail to comply with any of these regulations, our registrations could be revoked or we may be prevented from registering, and our clients could terminate their agreements with us if we do not meet their fundraising needs in those states. In addition, we could incur fines, penalties or other damages that could harm our reputation and increase our operating costs, and we may be obligated to file client agreements that may disclose competitively sensitive information. Furthermore, the states in which we are registered may impose new requirements and additional states may adopt registration requirements that may increase our compliance expenses.
Evolving privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our solutions, which could reduce overall demand for our solutions and increase operating costs.
Our clients can use our solutions to store personal or identifying information regarding their constituents. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and other individuals. For instance, as part of the American Recovery and Reinvestment Act of 2009, Congress passed the Health Information Technology for Economic and Clinical Health Act ("HI-TECH Act"). The HI-TECH Act expands the reach of data privacy and security requirements of the Health Insurance Portability and Accountability Act ("HIPAA") to service providers. HIPAA and associated United States Department of Health and Human Services regulations permit our clients in the healthcare industry to use certain demographic protected health information (such as name, email or physical address and dates of service) for fundraising purposes and to disclose that subset of protected health information to their service providers for fundraising. We may be included in this service provider group under the revised HIPAA regulations by virtue of our service provider relationship with our clients in the healthcare industry. In general, we are seeking to prohibit contractually our healthcare industry clients from uploading other types of health information of their clients into our systems because HIPAA does not permit this information to be used for fundraising without certain permissions, but we believe that monitoring our healthcare clients' compliance with such prohibitions is not legally required of service providers and would be cost prohibitive. The law and regulations under HI-TECH are new and still subject to change or interpretation by legal authorities who could cause additional compliance burdens.

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
In December 2003, Congress enacted Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM Act") which establishes civil penalties for failure to meet certain requirements for commercial email messages (which may include email messages sent by NPOs that advertise a commercial product or service) and specifies criminal and civil penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source, transmission path or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to identify their recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act. For example, Utah and Michigan have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as products that minors are prohibited from purchasing. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our clients' constituents to opt out of receiving commercial emails may minimize the effectiveness of our email product. Moreover, non-compliance with the CAN-SPAM Act can involve significant financial penalties. In addition, European Union member state laws typically prohibit sending promotional email messages outside of an established business relationship with the recipient unless the recipient has opted into receipt of such messages and require honoring opt-out requests by recipients. Such laws largely prevent the use of email to new prospects in the European Union, and similar laws have been adopted in some countries. Although our agreements prohibit violations of these laws, if we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or European Union or foreign laws regulating the distribution of commercial email, whether as a result of violations by our clients or if we were deemed to be directly subject to and in violation of these requirements by the future interpretation of such laws by a court of law or regulatory agency, we could be required to pay penalties or we may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain clients or increase our operating costs.
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
An active public market for our shares may not continue to develop or be sustained. Shares of our common stock were sold in our initial public offering on April 29, 2010 at a price of $9.00 per share, and our common stock has subsequently traded as high as $13.00 and as low as $6.90. The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors affecting the trading price of our common stock include:

•	the pending merger with Blackbaud;

•	variations in our quarterly and annual operating results;

•	announcements of technological innovations, new products, services or enhancements, strategic alliances or agreements by us or by our competitors;

•	the gain or loss of clients;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	sales of common stock or other securities by us in the future;

•	market conditions in our industry, the industries of our clients and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of February 29, 2012, we had outstanding 18,911,875 shares of common stock. In addition, as of February 29, 2012, 10,589 shares subject to our remaining outstanding warrants, 2,072,547 shares that are subject to outstanding options, 745,591 shares subject to outstanding restricted stock units and 596,922 shares reserved for future issuance under our equity plans, were eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Some of our existing stockholders have contractual demand or piggyback rights to require us to register with the SEC up to 5,336,038 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.
We have filed a Registration Statement on Form S-8 with the SEC to register 4,175,859 shares of our common stock that we have issued or may issue under our equity plans. These shares can be freely sold in the public market upon issuance.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We lease office space for our corporate headquarters located in Austin, Texas. This lease expires in September 2023. We also lease additional office space in the San Francisco Bay Area of California and Washington, D.C. With the acquisition of StrategicOne, we acquired leases for small offices in Overland Park, Kansas and Lincoln, Nebraska. With the acquisition of Baigent, we acquired leases for two small offices in the UK. We believe our facilities are adequate for our current needs but we may add new facilities or expand our existing facilities as we add employees. We believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
Item 3.    Legal Proceedings
As of the date of filing of this annual report on Form 10-K, we were not party to any active legal proceedings responsive to this item. In the ordinary course of the Company's business, the Company from time to time becomes involved in legal proceedings, claims and litigation. The outcomes of these matters are inherently unpredictable. The Company periodically assesses its liabilities and contingencies in connection with these matters, based upon the latest information available. Should it be probable that the Company has incurred a loss and the loss, or range of loss, can be reasonably estimated, the Company will record reserves in the unaudited condensed consolidated financial statements. In other instances, because of the uncertainties related to the probable outcome and/or amount or range of loss, the Company is unable to make a reasonable estimate of a liability, and therefore no reserve will be recorded. As additional information becomes available, the Company will adjust its assessment and estimates of such liabilities accordingly. Further, as the costs and outcomes of these types of matters can vary significantly, including with respect to whether they ultimately result in litigation, the Company believes its past experiences are not sufficient to provide any additional visibility or predictability to reasonably estimate the additional loss or range of loss that may result, if any. Based on the foregoing, the Company believes that an estimate of an additional loss or range of loss cannot be made at this time for contingencies for which there is a reasonable possibility that a loss may have been incurred. It is possible that the ultimate resolution of the Company's liabilities and contingencies could be at amounts that are different from any recorded reserves and that such differences could be material.
Item 4.    Mine Safety Disclosures
Not applicable.

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock has been listed on the NASDAQ National Market ("NASDAQ") under the symbol "CNVO" since April 28, 2010. Prior to that date, there was no public trading market for our common stock. Our initial public offering ("IPO") was priced at $9.00 per share on April 28, 2010. The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by NASDAQ.

	Sales Price Per Share in 2011
	High	Low
Fourth Quarter	$11.23	$8.01
Third Quarter	11.57	8.06
Second Quarter	13.00	10.35
First Quarter	12.16	8.03

	Sales Price Per Share in 2010
	High	Low
Fourth Quarter	$9.84	$7.01
Third Quarter	9.57	7.00
Second Quarter (beginning April 29, 2010)	10.99	6.90
On March 6, 2012, the last reported sales price of our common stock on the NASDAQ was $15.63 per share and, as of February 29, 2012, there were 81 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.
Dividend Policy
We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
(a)   Recent Sales of Unregistered Securities
On January 28, 2012, we issued 16,666 shares of our common stock to the former members of StrategicOne, LLC pursuant to an earnout provision in the Asset Purchase Agreement we entered into with them. The issuances of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act or Regulation D thereunder as transactions by an issuer not involving a public offering. The recipients of such shares represented their intention to acquire the securities for investment only and not with a view to or for resale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The issuance of these securities were made without general solicitation or advertising.

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
Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,373,852	$5.03	159,684
Equity compensation plans not approved by security holders	—	—	—
Total	2,373,852	$5.03	159,684

(1)	As of December 31, 2011, we had 460,693 outstanding restricted stock units to be issued upon vesting with a weighted average fair value of $10.43 per share.

Stock Performance Graph

Comparison of 1 Year Cumulative Total Return
Among Convio, Inc., the Russell 2000 Index
and the NASDAQ Computer and Data Processing
$140
$120
$100
$80
$60
$40
$20
$0
4/29/2010
4/30/2010
5/31/2010
6/30/2010
7/31/2010
8/31/2010
9/30/2010
10/31/2010
11/30/2010
12/31/2010
1/31/2011
2/28/2011
3/31/2011
4/30/2011
5/31/2011
6/30/2011
7/31/2011
8/31/2011
9/30/2011
10/31/2011
11/30/2011
12/31/2011
Convio, Inc.
Russell 2000 Index
NASDAQ Computer and Data Processing Index

_______________________________________________________________________________

*	$100 invested on 4/29/10 in stock and 4/30/10 in index, including reinvestment of dividends. Fiscal year ending December 31.

Issuer Purchases of Equity Securities
None.
Item 6.    Selected Financial Data
We have derived the following consolidated statements of operations data for 2011, 2010 and 2009 and consolidated balance sheet data as of December 31, 2011 and 2010 from our audited consolidated financial statements contained in this Annual Report on Form 10-K. We have derived the following consolidated statements of operations data for 2008 and 2007 and consolidated balance sheet data as of December 31, 2009, 2008 and 2007 from our audited consolidated financial statements not included in this Annual Report. You should read the consolidated financial data set forth below in conjunction with our consolidated financial statements and related notes thereto and the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Subscription	$48,934	$46,203	$44,013	$40,514	$30,955
Services	17,262	12,150	10,887	9,589	7,799
Usage	14,157	11,391	8,186	6,877	4,329
Total revenue	80,353	69,744	63,086	56,980	43,083
Cost of revenue:
Cost of subscription and usage (1)(3)	13,525	12,376	12,152	10,980	9,122
Cost of services (2)(3)(4)	17,622	13,165	12,627	11,931	9,594
Total cost of revenue	31,147	25,541	24,779	22,911	18,716
Gross profit	49,206	44,203	38,307	34,069	24,367
Operating expenses:
Sales and marketing (3)	25,413	22,468	21,556	21,432	19,428
Research and development (3)	10,744	10,552	10,041	8,754	7,189
General and administrative (3)	9,287	6,552	6,034	5,883	4,456
Amortization of other intangibles	971	857	1,400	1,452	1,271
Write off of deferred stock offering costs	—	—	—	1,524	—
Restructuring expenses	—	—	—	—	284
Total operating expenses	46,415	40,429	39,031	39,045	32,628
Income (loss) from operations	2,791	3,774	(724)	(4,976)	(8,261)
Interest income	96	61	6	115	279
Interest expense	—	(126)	(355)	(691)	(883)
Other income (expense)	(4)	45	(803)	1,808	(1,644)
Income (loss) before income taxes	2,883	3,754	(1,876)	(3,744)	(10,509)
Provision (benefit) for income taxes (5)	(11,980)	299	219	—	—
Net income (loss)	$14,863	$3,455	$(2,095)	$(3,744)	$(10,509)
Net income (loss) attributable to common stockholders:
Basic	$14,863	$3,048	$(2,095)	$(3,744)	$(10,509)
Diluted	$14,863	$3,455	$(2,095)	$(3,744)	$(10,509)
Net income (loss) per share attributable to common stockholders:
Basic	$0.82	$0.22	$(0.29)	$(0.52)	$(1.69)
Diluted	$0.76	$0.20	$(0.29)	$(0.52)	$(1.69)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	18,151	14,155	7,313	7,257	6,257
Diluted	19,513	17,517	7,313	7,257	6,257

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Other Operating Data:
Adjusted EBITDA (6)(unaudited)	$11,266	$9,228	$6,581	$1,405	$(3,378)
Net cash provided by (used in) operating activities	8,485	9,122	6,791	2,862	(1,225)

The amounts shown above in the consolidated statements of operations data include amortization of acquired technology and stock-based compensation as follows:

		Year Ended December 31,
		2011	2010	2009	2008	2007
		(in thousands)
(1)	Amortization of intellectual property and acquired technology:
	Cost of subscription and usage	$630	$127	$1,016	$1,016	$887

(2)	Compensation expense related to earnout provisions of business acquisitions:
	Cost of services	$305	$—	$—	$—	$—

(3)	Stock-based compensation:
	Cost of subscription and usage	$195	$162	$111	$95	$50
	Cost of services	544	307	472	288	114
	Sales and marketing	898	659	742	585	300
	Research and development	409	357	343	235	85
	General and administrative	983	563	834	353	142

(4)
Services margins improved during 2011 as we adopted ASU 2009-13 effective January 1, 2011 which more effectively matches services revenue to the associated services expense.  We expect services margins to continue to improve go forward as we recognize more of our services revenue under the new method of accounting.

(5)
As of December 31, 2011, the Company believes the objective and verifiable positive evidence of its historical pretax net income, coupled with sustained taxable income and projected future earnings outweighs the negative evidence of its previous year losses and the Company determined that it was more likely than not that the Company would realize the benefits associated with its deferred tax assets. As a result, no valuation allowance was recorded against the Company's deferred tax assets and the valuation allowance was thereby decreased by approximately $13.4 million.

(6)
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

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$14,035	$18,447	$16,662	$13,828	$14,600
Restricted cash	2,329	1,248	—	—	—
Marketable securities	37,857	36,774	—	—	—
Working capital	44,870	44,184	2,379	(1,260)	322
Total assets	101,219	80,411	41,344	40,873	44,156
Preferred stock warrant liability	—	—	1,375	562	2,366
Long-term obligations, net of current portion	—	—	1,348	1,205	3,384
Convertible preferred stock	—	—	33,869	33,869	33,869
Total stockholders' equity (deficit)	78,272	58,414	(18,909)	(19,357)	(17,337)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading provider of on-demand constituent engagement solutions that enable nonprofit organizations, or NPOs, to more effectively raise funds, advocate for change and cultivate relationships with donors, activists, volunteers, alumni and other constituents. We serve more than 1,600 NPOs globally of all sizes; including 51 of the top 100 largest charities as ranked by contributions in the November 2011 Forbes article, "The 200 Largest U.S. Charities." During 2011, our clients used our solutions to raise over $1.3 billion online and deliver almost 5 billion emails to over 150 million email addresses to accomplish their missions. Our average deliverability rate for email was greater than 95%. In addition, nonprofit organizations used Convio advocacy applications to power almost 70 million advocacy actions to the United States Congress, State and Local elected officials, as well as other targets of cause-related campaigns.
We were incorporated in Delaware in October 1999, and we offered our first commercially available online marketing solution in 2000. We acquired GetActive Software, Inc. ("GetActive") in February 2007. On April 28, 2010, we completed an initial public offering of shares of our common stock and those shares are listed on the NASDAQ Global Market under the symbol CNVO. Our executive offices are located at 11501 Domain Drive, Suite 200, Austin, Texas 78758, and our telephone number is (512) 652-2600.
        On January 28, 2011, we acquired StrategicOne, LLC, a privately-owned company, to strengthen our offerings to large, enterprise-size nonprofits by adding the experience and expertise of a proven provider of data analytics, predictive modeling and other database marketing services to the company. StrategicOne helps nonprofits discover, analyze and act on information to more effectively attract new constituents, retain existing donors, reactivate lapsed supporters and steward each relationship to a higher level of engagement.
On July 1, 2011, we acquired Baigent Limited ("Baigent"), a privately owned company located in the United Kingdom ("UK"), to enter the international marketplace by adding the experience and expertise of a leading provider of digital strategy, design, technology implementation and online fundraising solutions to charities in the UK.
Merger Agreement with Blackbaud, Inc.
On January 16, 2012, Convio entered into the Merger Agreement with Blackbaud and the Merger Sub, for the acquisition of Convio by Blackbaud. Pursuant to the terms of the Merger Agreement, Blackbaud (through Merger Sub) will make a cash tender offer for all of the issued and outstanding shares of Convio's common stock at a per share purchase price of $16.00, for aggregate consideration of approximately $275 million.

As promptly as practicable following the consummation of the tender offer, Merger Sub will merge with and into Convio and Convio will become a wholly-owned subsidiary of Blackbaud. In the Merger, the remaining stockholders of the Company, other than stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be entitled to receive the $16.00 per share of common stock. Upon completion of the Merger, all outstanding vested options to purchase Convio's common stock shall be converted into the right to receive cash equal to the spread and unvested options and restricted stock units shall be assumed by Blackbaud.

The Merger Agreement includes customary representations, warranties and covenants of Blackbaud, Merger Sub and Convio. Blackbaud and Merger Sub have made various representations and warranties and agreed to specified covenants in the Merger Agreement regarding, among other things, Blackabaud's efforts to secure and maintain any necessary third party financing. Convio has made various representations and warranties and agreed to specified covenants in the Merger Agreement, including covenants relating to Convio's conduct of its business between the date of the Merger Agreement and the closing of the Merger, restrictions on solicitation of proposals with respect to alternative transactions, public disclosures and other matters. The Merger Agreement contains certain termination rights for both Blackbaud and Convio, and further provides that, upon termination of the Merger Agreement under specified circumstances, including a termination by Convio pursuant to an unsolicited superior proposal, Convio is required to pay Blackbaud a termination fee of $11.0 million plus all reasonable, documented out-of-pocket expenses of up to $1.5 million. The Merger Agreement also provides that in the event of termination in certain circumstances because of or if there exists any antitrust action, any antitrust consent has not been obtained or any antitrust order has not been vacated, filed, reversed or overturned, then, subject to certain conditions in the Merger Agreement, Blackbaud is required to pay Convio a termination fee of $11.0 million plus all reasonable, documented out-of-pocket expenses of up to $1.5 million.

Convio's Board of Directors has approved the Merger Agreement and unanimously recommends that its stockholders accept the tender offer.

The consummation of the tender offer and the Merger is subject to customary closing conditions. Additionally, the waiting periods applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other applicable antitrust laws must have expired and all antitrust consents must have been obtained prior to closing. Depending on the number of shares held by Blackbaud after its acceptance of the shares properly tendered in connection with the tender offer, approval of the Merger by the holders of Convio's outstanding shares remaining after the completion of the tender offer may be required.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the complete text of the Merger Agreement, a copy of which is filed as Exhibit 2.3 hereto as is incorporated herein by reference.

Our Solutions
Our integrated solutions have historically included our Convio Online Marketing platform ("COM") and Convio Common Ground, our constituent relationship management application, both of which are designed to help NPOs maximize the value of every relationship.

In July of 2011, we rebranded COM as Luminate Online and also launched a new suite of solutions called Convio Luminate targeted at large, enterprise NPOs. As a result of this market launch, we now offer two open, cloud-based constituent engagement solutions for NPOs of all sizes:
Convio Luminate ("Luminate") offers an open, extensible solution that allows large, enterprise NPOs to fully engage with individuals online and offline, as well as analyze the relationships they have with donors, volunteers, advocates and other supporters to design tailored, integrated, multichannel campaigns and interactions that are beneficial to both the NPO and the individual constituent.
Luminate combines our leading online fundraising suite, Luminate Online, with Luminate CRM - built on the Force.com cloud computing application platform from Salesforce.com - analytics technologies and our expertise to meet the complex needs of large, enterprise NPOs. Luminate can be sold as a single integrated solution encompassing both the Luminate Online suite and the Luminate CRM suite, or the Online and CRM suites can be sold separately. Luminate CRM clients need to enter into a license agreement with us and separately enter into a license agreement with salesforce.com for use of its solution.

Convio Common Ground ("Common Ground") provides small and mid-sized NPOs with a simple, easy to use, complete and affordable solution that combines a powerful database for donors, volunteers and other constituents with online fundraising, marketing and volunteer management modules so that NPO professionals can manage all their fundraising and constituent engagement operations from one solution. We utilize the Force.com cloud computing application platform from salesforce.com to develop, package and deploy Common Ground.
Our Luminate and Common Ground solutions are built on an open, configurable and flexible architecture that enables our clients and partners to customize and extend its functionality. All of our software is delivered through the Software as a Service (SaaS) or cloud computing model. We believe cloud computing is the most cost-effective, efficient and scalable way for nonprofits to use and manage technology to maximize the value of constituent relationships. Our solutions are enhanced by a portfolio of value-added services tailored to our clients' specific needs, as well as a network of technology and services partners that enhance our solutions.

 Our Business Approach

We sell our solutions through a direct sales force complemented by our partner network. Our sales force focuses on acquiring large enterprise NPOs, acquiring mid-market NPOs and expanding our footprint within existing clients.

We currently derive the substantial majority of our revenue from subscriptions to our Luminate Online (formerly COM) solution. In July of 2011, we rebranded our COM offering as Luminate Online as part of a new constituent engagement solution for large, enterprise NPOs called Luminate. Luminate can be sold as a single integrated solution encompassing both the Luminate Online suite and the Luminate CRM suite, or the Online and CRM suites can be sold separately. Pricing for our Luminate solution is based on the number of modules licensed, the constituent record file size and any related services. We also recognize usage revenue from our clients as a percentage of funds raised at special events, such as runs, walks and rides, and based on additional fees for their increased use of our Online solution.

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
Opportunities, Trends and Uncertainties
We have noted several opportunities, trends and uncertainties that we believe are significant to an understanding of our financial results:

•
Effects of Merger. On January 16, 2012, we entered into the Merger Agreement and announced the Merger.  The Merger Agreement is an executory contract subject to numerous closing conditions beyond our control including, but not limited to, approval by the United States Federal Trade Commission and Department of Justice, whose review of the transaction has required the tender offer to be extended and the closing to be delayed. There is no guarantee that these conditions will be satisfied in a timely manner or at all.  The announcement and pendency of the Merger may have a negative impact on our business, financial results and operations or disrupt our business by, among other things: intensifying competition as our competitors may seek opportunities related to our pending Merger; affecting our relationships with our customers, distributors, suppliers and employees; affecting the purchasing decisions of existing and prospective customers, which could cause them to delay purchasing decisions or to seek alternative suppliers, resulting in a reduction in sales and increased churn; limiting certain of our business operations prior to completion of the Merger which may prevent us from pursuing certain opportunities without Blackbaud's approval; causing us to forego certain opportunities we might otherwise pursue absent the Merger Agreement; impairing our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with Blackbaud following the completion of the Merger; and, creating distractions from our strategy and day-to-day operations for our employees and management and creating a strain on resources.  Certain costs associated with the Merger are already incurred or may be payable even if the Merger is not completed.  During the pendency of the Merger, we may deem it necessary to offer concessions to existing and new customers in order to win or retain business or to incur other unplanned costs in order to maintain our business reputation and retain our employees.  Further, a failed transaction may result in negative publicity and a negative impression of us in the business and investment community. If the proposed Merger or a similar transaction is not completed, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee and related costs of Blackbaud of up to approximately $12.5 million. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction.  If the proposed Merger or a similar transaction is not completed, we would incur significant unplanned costs in order to address the negative impacts on our business, including to restore our business reputation with customers, employees and investors.  There can be no assurance that we could be successful in restoring our business reputation and financial condition to where it would be had the Merger not been announced.

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

•
Churn. Our management uses churn to monitor the satisfaction of our clients, to evaluate the effectiveness of our business strategies and as a factor in executive compensation. We define churn as the amount of any lost software monthly recurring revenue and usage revenue in a period, divided by our software monthly recurring revenue at the beginning of the year plus our average usage revenue of the prior year. Our annual churn improved to 8.5% in 2011 from 9.5% in 2010. As previously reported, our 2010 churn was lower than our annual churn in 2009 despite the retirement of our GetActive platform in December 2010. However, our churn is variable and accordingly, churn is difficult to predict and can fluctuate significantly on a quarterly basis and will likely be significantly higher in any period in which we lose a large, enterprise client. Our use of churn has limitations as an analytical tool, and you should not consider it in isolation.

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
Revenue
We derive revenue from sales of our solutions to clients and their usage of these solutions. Our subscription and services revenue is comprised of fees from clients licensing our on-demand software modules and purchasing our consulting and other professional services. Our usage revenue is derived from agreements in which we receive a percentage of funds raised in connection with special events and also from additional fees received for increased use of our Luminate solution.

No single client accounted for more than 10% of our total revenue in 2011, 2010 or 2009. We derived approximately 23%, 19% and 22% of our total revenue from our top 10 clients in 2011, 2010 and 2009, respectively.
We adopted ASU 2009-13 effective January 1, 2011. The eventual impact of adopting this standard is to better match services revenue with associated services expense. In accordance with ASU 2009-13, we now report our revenue on three separate lines: subscription revenue, services revenue and usage revenue. Additionally, we report our cost of revenue on two separate lines: cost of subscription and usage and cost of services. The components of each of these line items are discussed below.

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

Cost of services. Cost of services includes costs related to providing our deployment, consulting and professional services, including the costs associated with the newly acquired StrategicOne and Baigent services. These costs consist of the salaries, incentive payments, bonuses and stock-based compensation of our deployment, consulting and professional services personnel and their related travel expenses as well as compensation expense related to the achievement of StrategicOne milestones. These costs also include third-party contractor fees, equipment costs and allocated overhead.

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
Research and Development.    Research and development expenses consist of salaries, incentive payments, bonuses and stock-based compensation of our software development and quality assurance personnel. We capitalize the costs to develop software for internal use (including the costs of developing our Luminate and Common Ground solutions) incurred during the application development stage as well as costs to develop significant upgrades or enhancements to existing internal use software. These costs are amortized to cost of subscription and usage on a straight-line basis over an estimated useful life of three years. Capitalized costs are recorded as part of property and equipment. Research and development costs that do not qualify for capitalization are expensed as they are incurred. We expect our research and development expenses to increase in absolute dollars and as a percentage of revenue as we continue to invest in new features, internationalization and platform extensibility for both our Luminate and Common Ground solutions.
General and Administrative Expenses.    General and administrative expenses consist of salaries, incentive payments, bonuses and stock-based compensation of our executive, finance and accounting, human resources and legal personnel. These expenses also include legal fees, audit and tax fees and other general corporate expenses in addition to expenses incurred in connection with acquisition related matters. We expect general and administrative expenses to increase as we continue to add personnel and incur additional expenses as we grow our business and comply with the requirements of operating as a public company.
Amortization of Other Intangibles.    Other intangible assets consist of intellectual property, customer relationships, trade names and agreements not to compete acquired in connection with the GetActive, StrategicOne and Baigent acquisitions. We are amortizing amounts allocated to acquired intangible assets on a straight-line basis over their estimated useful lives as follows:

Estimated Useful Life
Customer relationships	3 to 9 years
Intellectual property	3 years
Trade names	6 months to 3 years
Agreements not to compete	3.5 to 4 years
The GetActive agreements not to compete were fully amortized in February 2009, and the GetActive trade names were fully amortized in February 2010. Baigent trade names were fully amortized in December 2011.

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
Revenue Recognition
We derive our revenue from subscriptions, services and usage. We recognize revenue under the applicable accounting guidance, as prescribed in ASC Topic 605. We provide our software as a service, and our subscription agreements do not provide clients the right to take possession of the software at any time. As an on-demand software provider, our arrangements do not contain general rights of return. We recognize revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the service has been provided to the client;

•	the collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the client is fixed or determinable.
Prior to adoption of ASU 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") on January 1, 2011, services, when sold with a subscription of our modules, did not qualify for separate accounting as we did not have objective and reliable evidence of fair value of the undelivered subscription service. Therefore, we recognized such services revenue from these multiple-element agreements ratably over the term of the related subscription agreement and allocated subscription revenue and services revenue based on the stated contract price. If elements were not separately priced in the contract then the entire amount was allocated to subscription revenue. We will continue to recognize revenue on all services sold together with a subscription entered into prior to January 1, 2011 ratably over the remaining subscription period.
As a result of adopting ASU 2009-13, we account for services as a separate unit of accounting from subscriptions when each is sold in one arrangement. In accordance with ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence ("VSOE") of selling price, if available, third-party evidence ("TPE") of selling price, if VSOE is not available, or best estimated selling price ("BESP"), if neither VSOE nor TPE is available. We have been unable to establish VSOE or TPE for the elements included in our multiple-element sales arrangements. Therefore, we have established the BESP for each element primarily by considering the average price of actual sales of services sold on a standalone basis, renewal pricing of subscription services, the number of modules purchased or renewed and the expected usage by the client over their subscription term, as well as other factors, including but not limited to market factors, management's pricing practices and growth strategies. Revenue allocated to the subscription is recognized over the subscription term and revenue allocated to services is recognized as the services are delivered.

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
When we sell services other than with the subscription of our modules, we recognize revenue under time-and-material contracts as the services are rendered, and we recognize revenue from fixed price contracts using a proportional performance method.
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
Marketable Securities
We follow authoritative guidance in determining the classification of and accounting for our marketable securities. Our marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest income based on the specific identification method. Fair value is determined based on quoted market prices or pricing models using current market rates.
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
Allowance for Doubtful Accounts
Based on a review of the current status of our existing accounts receivable and historical collection experience, we have established an estimate of our allowance for doubtful accounts. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based on a consideration of the aging of the accounts receivable balances, historical write-off experience, current economic conditions and client-specific information. For those invoices not specifically reviewed, provisions are provided based on our collection history and current economic trends. As a result, if our actual collections are lower than expected, additional allowances for doubtful accounts may be needed and our future results of operations and cash flows could be negatively affected. Write-offs of accounts receivable and recoveries were insignificant during each of 2011, 2010 and 2009. A 1% change in our allowance for doubtful accounts would not have a material effect on our consolidated financial statements.

Valuation of Goodwill and Identifiable Intangible Assets
We apply ASC Topic 350 in accounting for the valuation of goodwill and identifiable intangible assets. In accordance with this guidance, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The events and circumstances that we consider include deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. Because we operate in a single reporting unit, we perform the impairment test at the consolidated entity level by comparing the estimated fair value of the company to the carrying value of the goodwill. Our goodwill impairment test requires the use of fair-value techniques which are inherently subjective.
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
In addition, we periodically review the carrying value and the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life, using a two-step approach. The first step screens for impairment and, if impairment is indicated, we will employ a second step to measure the impairment. If we determine that an impairment has occurred, we will record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill and intangible assets are appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
Stock-Based Compensation
We follow the provisions of the applicable guidance under ASC Topic 718 for share-based payment transactions. Under the provision of this guidance, stock-based compensation costs for employees is measured on the grant date, based on the estimated fair value of the award on that date, and is recognized as expense over the employee's requisite service period, which is generally over the vesting period, on a straight-line basis.
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
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. We evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include our recent operating results, our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.
We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2011 and 2010, there was no accrued interest or penalties.
Foreign Currency Translations

For our foreign subsidiaries denominated in currencies other than the United States dollar, which is our reporting currency, we translate assets and liabilities at exchange rates in effect at the balance sheet date and translate income and expense accounts at the average monthly exchange rates for the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. We also record gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense) in our consolidated statements of operations.
Use of Non-GAAP Financial Measures
We define Adjusted EBITDA as net income (loss) less interest income and gain (loss) on preferred stock warrant revaluation plus interest expense, provision for taxes, depreciation expense, amortization expense, stock-based compensation expense and acquisition related transaction costs. We have included Adjusted EBITDA in this Annual Report because (i) we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in our industry as a measure of financial performance and (ii) our management uses Adjusted EBITDA to monitor the performance of our business.
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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$14,863	$3,455	$(2,095)
Interest (income) expense, net	(96)	65	349
Depreciation and amortization	4,466	3,243	4,792
Stock-based compensation	3,029	2,048	2,502
Loss on warrant revaluation	—	15	814
Acquisition related transaction costs	984	103	—
Provision (benefit) for income taxes	(11,980)	299	219
Adjusted EBITDA	$11,266	$9,228	$6,581

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Statements of Operations Data:
Revenue:
Subscription	$48,934	$46,203	$44,013
Services	17,262	12,150	10,887
Usage	14,157	11,391	8,186
Total revenue	80,353	69,744	63,086
Cost of revenue:
Cost of subscription and usage	13,525	12,376	12,152
Cost of services	17,622	13,165	12,627
Total cost of revenue	31,147	25,541	24,779
Gross profit	49,206	44,203	38,307
Operating expenses:
Sales and marketing	25,413	22,468	21,556
Research and development	10,744	10,552	10,041
General and administrative	9,287	6,552	6,034
Amortization of other intangibles	971	857	1,400
Total operating expenses	46,415	40,429	39,031
Income (loss) from operations	2,791	3,774	(724)
Interest income	96	61	6
Interest expense	—	(126)	(355)
Other income (expense)	(4)	45	(803)
Income (loss) before income taxes	2,883	3,754	(1,876)
Provision (benefit) for income taxes	(11,980)	299	219
Net income (loss)	$14,863	$3,455	$(2,095)
Other Operating Data:
Adjusted EBITDA(1)(unaudited)	$11,266	$9,228	$6,581

(1)
We define Adjusted EBITDA as net income (loss) less interest income and gain (loss) on preferred stock warrant revaluation plus interest expense, provision for taxes, depreciation expense, amortization expense, stock-based compensation expense and acquisition related transaction costs.

The following table sets forth our results of operations expressed as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Statements of Operations Data:
Revenue:
Subscription	61%	66%	70%
Services	21	18	17
Usage	18	16	13
Total revenue	100	100	100
Cost of revenue:
Cost of subscription and usage	17	18	19
Cost of services	22	19	20
Total cost of revenue	39	37	39
Gross margin	61	63	61
Operating expenses:
Sales and marketing	32	32	34
Research and development	13	15	16
General and administrative	11	10	10
Amortization of other intangibles	1	1	2
Total operating expenses	57	58	62
Loss from operations	4	5	(1)
Interest income	0	0	0
Interest expense	—	(0)	(1)
Other income (expense)	(0)	0	(1)
Loss before income taxes	4	5	(3)
Provision (benefit) for income taxes	(15)	0	0
Net loss	19%	5%	(3)%
Other Operating Data:
Adjusted EBITDA(1) (unaudited)	14%	13%	10%

(1)
We define Adjusted EBITDA as net income (loss) less interest income and gain (loss) on preferred stock warrant revaluation plus interest expense, provision for taxes, depreciation expense, amortization expense, stock-based compensation expense and acquisition related transaction costs.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 and Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
The following discussion of our results of operations is based upon actual results of operations for each of the years ended December 31, 2011, 2010 and 2009. Dollar information provided in the tables below is in thousands.
Revenue

	Year Ended December 31,
	2011	2010	2009
Subscription	$48,934	$46,203	$44,013
Percent of total revenue	60.9%	66.2%	69.8%
Services	$17,262	$12,150	$10,887
Percent of total revenue	21.5%	17.4%	17.3%
Usage	$14,157	$11,391	$8,186
Percent of total revenue	17.6%	16.3%	13.0%
Subscription Revenue
2011 to 2010 Comparison. Subscription revenue increased $2.7 million, or 5.9%, in 2011 as compared to 2010. The increase in subscription revenue was attributable to revenue recognized from sales of our solutions to new clients and from sales of additional products to existing clients.
2010 to 2009 Comparison.    Subscription revenue increased $2.2 million, or 5.0%, in 2010 as compared to 2009. The increase in subscription revenue was attributable to revenue recognized from sales of our solutions to new clients and from sales of additional products to existing clients.
Service Revenue
2011 to 2010 Comparison. Services revenue increased $5.1 million, or 42.1%, in 2011 as compared to 2010. Approximately $2.2 million of the increase is attributable to services revenue generated as a result of our StrategicOne acquisition in January 2011 and our Baigent acquisition in July 2011. Additionally, revenue recognized in 2011 from four large enterprise client deals signed during 2010 contributed $1.5 million to the increase in services revenue. We adopted new revenue guidance under ASU 2009-13 on January 1, 2011 and therefore now recognize the revenue allocated to services upon delivery and completion of the work rather than ratably over the contracted term of the subscription as required under the previous accounting guidance. The adoption of ASU 2009-13 resulted in an increase in services revenue of approximately $706,000 for the year ended December 31, 2011. The remaining increase is attributable to sales of services to our other new and existing clients.
2010 to 2009 Comparison. Services revenue increased $1.3 million, or 11.6%, in 2010 as compared to 2009. Revenue recognized in 2010 from three large enterprise client deals signed during 2010 contributed $852,000 to the increase in services revenue. The remaining increase is attributable to sales of services to our other new and existing clients.
Usage Revenue
2011 to 2010 Comparison.    Usage revenue increased $2.8 million, or 24.3%, in 2011 as compared to 2010. The increase was attributable to a $2.5 million increase in revenue from special events and a $252,000 increase in additional fees for client usage above the levels included in monthly subscription fees. The increase in usage revenue from special events was primarily due to the growth and success of our existing clients' events and the addition of events from new clients.
2010 to 2009 Comparison.    Usage revenue increased $3.2 million, or 39.2%, in 2010 as compared to 2009. The increase was attributable to a $2.9 million increase in revenue from special events and a $274,000 increase in additional fees for client usage above the levels included in monthly subscription fees.

Cost of Revenue

	Year Ended December 31,
	2011	2010	2009
Cost of subscription and usage	$13,525	$12,376	$12,152
Cost of services	17,622	13,165	12,627
Total cost of revenue	31,147	25,541	24,779
Gross profit	49,206	44,203	38,307
Gross margin	61.2%	63.4%	60.7%
Cost of Subscription and Usage
2011 to 2010 Comparison.    Cost of subscription and usage increased $1.1 million, or 9.3%, in 2011 as compared to 2010. The increase was primarily due to a $413,000 increase in amortization of acquired technology, a $403,000 increase in the amortization of costs capitalized for internal use software, a $278,000 increase in depreciation of assets used in our production hosting environment and a $253,000 increase in personnel costs. These increases were offset by a $310,000 decrease in contracting costs as fewer temporary resources were used and fewer consulting costs were incurred. The amortization of acquired technology increased due to business acquisitions that occurred in January and July 2011. In 2010 and 2011, certain expenses incurred to upgrade and enhance our internal development software qualified for capitalization and these costs were capitalized and began amortizing to cost of subscription and usage when those upgrades and enhancements were placed into service, leading to an increase in the amortization of costs capitalized for internal use software during 2011. Prior to 2010, no costs had been capitalized related to internal use software. The increase in depreciation relates to increased capital expenditures for new servers and upgrades to existing servers to maintain our expanding client base.
2010 to 2009 Comparison.    Cost of subscription and usage increased $224,000, or 1.8%, in 2010 as compared to 2009. The increase was primarily due to a $845,000 increase in personnel costs, a $332,000 increase in hosting and transaction fees and a $139,000 increase in equipment costs. These increases were offset by a $889,000 decrease in the amortization of acquired technology and a $139,000 decrease in depreciation expense. The increase in personnel costs was the result of increased personnel in addition to providing merit increases to existing employees at the end of the first quarter of 2010. The increase in hosting and transaction fees was related to the corresponding increase in the volume of online transactions processed by outside service providers. The increase in equipment expense was attributable to increased maintenance and support agreements on the additional equipment placed in service. Amortization of acquired technology decreased as the related intangible assets became fully amortized in February 2010. The decrease in depreciation is due to assets purchased in 2007 to upgrade our servers becoming fully depreciated in 2010.
Cost of Services
2011 to 2010 Comparison.    Cost of services increased $4.5 million, or 33.9%, in 2011 as compared to 2010. The increase was primarily due to increases in personnel costs of $3.1 million, contracting costs of $375,000, overhead costs of $291,000, third-party service provider costs of $194,000 and travel expenses of $127,000. Personnel costs increased by $1.5 million and $545,000 due to the acquisitions of StrategicOne in January 2011 and Baigent in July 2011, respectively. Personnel costs also increased from additional services headcount hired during 2011. The increase in overhead and travel expenses was due primarily to the increase in services personnel. The StrategicOne acquisition resulted in an increase in third-party service provider costs to support our new data analytics and predictive modeling services. The increase in contracting costs was a result of the increased use of outside consultants to supplement services capacity.
2010 to 2009 Comparison.    Cost of services increased by $538,000, or 4.3%, in 2010 as compared to 2009. The increase was primarily due to a $385,000 increase in personnel costs and a $103,000 increase in contracting costs. The increase in personnel costs was due to merit increases to existing employees at the end of the first quarter of 2010. The increase in contracting costs was a result of the increased use of outside consultants to supplement services capacity.

Gross Margin
2011 to 2010 Comparison.    Gross margins for 2011 were 61.2% compared to gross margins of 63.4% for 2010. This decrease in gross margins reflects the increased mix of services and the StrategicOne and Baigent acquisitions as well as the amortization of costs capitalized for internal use software and acquired technology.
2010 to 2009 Comparison.    Gross margins for 2010 were 63.4% compared to gross margins of 60.7% for 2009. This improvement in gross margins is driven primarily by the higher than expected increase in usage revenue, in addition to the decrease in amortization of acquired technology.
Sales and Marketing

	Year Ended December 31,
	2011	2010	2009
Sales and marketing	$25,413	$22,468	$21,556
Percent of total revenue	31.6%	32.2%	34.2%
2011 to 2010 Comparison.    Sales and marketing expenses increased $2.9 million, or 13.1%, in 2011 as compared to 2010. The increase was primarily attributable to a $2.4 million increase in personnel costs, a $288,000 increase in marketing programs, a $241,000 increase in travel as well as a $197,000 increase in overhead costs. These increases were offset by a $122,000 decrease in contracting costs. The increase in personnel costs, overhead and travel are all due to an increase in sales and marketing headcount. This increase in headcount also led to the reduction in contracting costs. The increase in personnel costs was primarily due to a $1.3 million increase in salaries, a $422,000 increase in payroll taxes and benefits and a $238,000 increase in stock based compensation as well as severance costs associated with the departure of our vice president of sales during the second quarter of 2011 and other sales and marketing personnel throughout the year. The increase in marketing program expenses was due to branding and marketing expenses for the Luminate launch and other marketing campaigns.
2010 to 2009 Comparison.    Sales and marketing expenses increased $912,000, or 4.2%, in 2010 as compared to 2009. The increase was primarily attributable to a $496,000 increase in personnel expense, a $244,000 increase in marketing expense, a $182,000 increase in travel expense and a $50,000 increase in sponsorships, partially offset by a $114,000 decrease in contracting expense. The increase in personnel costs was primarily due to a $316,000 increase in salaries and bonuses and a $130,000 increase in payroll taxes and benefits as a result of increased sales and marketing headcount as well as a $132,000 increase in commission expense, partially offset by an $83,000 decrease in stock based compensation. The increase in commission expense was driven primarily by the five large enterprise transactions that closed during 2010 compared to three large enterprise transactions during 2009. The increase in marketing expense was related to an increase in market research and marketing programs in 2010 in order to drive new client acquisitions, including an increase in our annual client conference costs, as well as marketing for Common Ground and Convio Go!. The increase in travel expense is related to the increase in headcount.
Research and Development

	Year Ended December 31,
	2011	2010	2009
Research and development	$10,744	$10,552	$10,041
Percent of total revenue	13.4%	15.1%	15.9%
2011 to 2010 Comparison.    Research and development expenses increased $192,000, or 1.8%, in 2011 as compared to 2010. The increase was primarily attributable to an increase of $1.3 million in personnel costs and $147,000 in overhead costs, partially offset by $1.3 million increase in the amount of expenses incurred to upgrade and enhance our internal use software that qualified for capitalization. The increases in personnel and overhead costs are a result of increased headcount and investment in product development. The increase in capitalized internal use software was a direct result of the investment in our new Luminate constituent engagement solution and continued investment in additional features and functionality in our Common Ground solution.

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
General and Administrative

	Year Ended December 31,
	2011	2010	2009
General and administrative	$9,287	$6,552	$6,034
Percent of total revenue	11.6%	9.4%	9.6%
2011 to 2010 Comparison.    General and administrative expenses increased $2.7 million, or 41.7%, in 2011 as compared to 2010. The increase was due primarily to a $1.4 million increase in personnel costs, a $1.0 million increase in contracting and professional services expense which included acquisition related transaction costs of $679,000, a $117,000 increase in recruiting expenses and $93,000 in overhead costs. The increase in personnel, recruiting and overhead costs was primarily due to the increase in headcount in 2011 to support the Company's continued growth. Personnel costs also increased due to the fact that our executive officers elected not to receive merit increases in 2010 whereas their 2011 merit increases went into effect during the first quarter of 2011. Their 2011 compensation packages, which included merit increases, were recommended by our external consultants and approved by the compensation committee. The increase in contracting and professional services expense was attributable to increased costs of becoming a public company, including increased audit, tax and legal fees, an increase in stock transfer agent fees, an increase in fees for external executive compensation consultants, professional fees incurred in conjunction with the StrategicOne acquisition in January 2011, the Baigent acquisition in July 2011 and an increase in fees associated with the adoption of ASU 2009-13 and Sarbanes-Oxley Act compliance.
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

Amortization of Other Intangibles

	Year Ended December 31,
	2011	2010	2009
Amortization of other intangibles	$971	$857	$1,400
Percent of total revenue	1.2%	1.2%	2.2%
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
Interest Income (Expense)

	Year Ended December 31,
	2011	2010	2009
Interest income	$96	$61	$6
Interest expense	—	(126)	(355)
Total interest income (expense)	96	(65)	$(349)
Percent of total revenue	0.1%	(0.1)%	(0.6)%
2011 to 2010 Comparison.    Interest income increased $35,000, or 57.4%, in 2011 as compared to 2010 due to the interest income earned on the proceeds of our initial public offering, which we invested in money market funds and marketable securities. Interest expense decreased $126,000, in 2011 as compared to 2010 due to the decrease in our average outstanding debt as a result of repaying the balance of our line of credit with Comerica Bank with a portion of the proceeds from our initial public offering in 2010.
2010 to 2009 Comparison.    Interest income increased $55,000, or 917%, in 2010 as compared to 2009 due to the interest income earned on the proceeds of our initial public offering. Interest expense decreased $229,000, or 64.5%, in 2010 as compared to 2009 due to the decrease in our average outstanding debt as a result of repaying the balance of our line of credit with Comerica with a portion of the proceeds from our initial public offering in 2010.
Other Income (Expense)

	Year Ended December 31,
	2011	2010	2009
Other income (expense)	$(4)	$45	$(803)
Percent of total revenue	(0.0)%	0.1%	(1.3)%
Other expense in 2011 was comprised of foreign currency transaction gains and losses related to our acquisition of Baigent. In 2010, other expense was comprised primarily of a $53,000 gain on the disposal of certain fixed assets as well as expense incurred with respect to the change in fair value of our convertible preferred stock warrants issued in 2005. We recorded expense of $15,000 and $814,000 in 2010 and 2009, respectively as the liability with respect to the warrants increased, and we recorded the corresponding increase in fair value. Upon the closing of the offering, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital.

Income Taxes

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$23	$72	$25
State	283	227	194
Foreign	—	—	—
	306	299	219
Deferred:
Federal	(11,817)	—	—
State	(338)	—	—
Foreign	(131)	—	—
	(12,286)	—	—

Provision (benefit) for income taxes	$(11,980)	$299	$219
Percent of total revenue	(14.9)%	0.4%	0.3%
We recorded a provision for federal alternative minimum taxes and state income taxes totaling $306,000, $299,000 and $219,000 for 2011, 2010 and 2009, respectively. Our effective tax rate varies from the U.S. federal tax rate primarily due to the utilization of previously reserved deferred tax assets. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2011, we believe the objective and verifiable evidence of our historical pretax net income, coupled with sustained taxable income and projected future earnings outweighs the negative evidence of our previous year losses. Therefore, we determined that it is more likely than not that we will realize the benefits associated with our deferred tax assets. As a result, we decreased our valuation allowance by approximately $13.4 million during 2011 such that no valuation allowance has been recorded against our deferred tax assets at December 31, 2011.
Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.
Liquidity and Capital Resources
Prior to our initial public offering in May 2010 in which we raised approximately $35.9 million, we financed our operations primarily through the private sale of equity securities and debt financings. Since May 2010, our principal source of liquidity has been cash flows from operations offset by capital expenditures, or free cash flows. As of December 31, 2011, we had $14.0 million of cash and cash equivalents, $37.9 million of marketable securities and $59.4 million of working capital excluding deferred revenue. Our cash and cash equivalents are held primarily in cash, money market funds and commercial paper. Our marketable securities are primarily held in U.S. government agency bonds, corporate bonds and commercial paper.
The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$8,485	$9,122	$6,791
Net cash used in investing activities	(14,937)	(41,723)	(1,749)
Net cash provided by (used in) financing activities	2,041	34,386	(2,208)
Cash and cash equivalents (end of period)	14,035	18,447	16,662

Net Cash Provided By Operating Activities
In 2011, we generated $8.5 million of cash from operating activities, which consisted of our net income of $14.9 million, offset by non-cash charges of $4.8 million. Non-cash charges included a $12.3 million increase in deferred taxes associated with the reversal of a valuation allowance related to certain deferred tax assets, offset by depreciation, amortization and stock based compensation. In addition, cash inflows of $1.2 million from changes in operating liabilities included a $834,000 increase in accounts payable due to timing of receipt and payment of invoices and a $348,000 increase in accrued liabilities, which was primarily attributable to fees accrued in connection with the proposed Merger with Blackbaud. Cash outflows of $2.8 million from changes in operating assets and liabilities, including a $1.3 million increase in accounts receivable from increased sales activities near the end of the year, a $31,000 increase in prepaid expenses due to the timing of payments on invoices and a $1.5 million decrease in deferred revenue as the mix of quarterly billings relative to annual billings continues to increase. Additionally, prior to the adoption of ASU 2009-13, when services were sold with a subscription, the services did not qualify for separate accounting and were recognized ratably over the term of the related subscription agreement. For contracts entered into after the adoption of ASU 2009-13 on January 1, 2011, services revenue is separately recognized from subscription revenue and is recorded when earned, resulting in lower deferred services revenue balances.
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
Net Cash Used In Investing Activities
Net cash used in investing activities decreased $26.8 million from $41.7 million in 2010 to $14.9 million in 2011. The decrease is driven primarily by the fact that we purchased $37.0 million in marketable securities during 2010 with the proceeds from our initial public offering whereas we only increased marketable securities by an additional  $1.1 million during 2011.  This decrease was partially offset by an increase in cash used for acquisitions of $6.7 million, an increase in capitalized software development costs of $1.3 million and an increase in fixed asset purchases of $401,000.
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
Net cash used in investing activities in 2009 was comprised solely of capital expenditures of $1.7 million.

Net Cash Provided By (Used In) Financing Activities
Net cash provided by financing activities decreased $32.3 million in 2011 as compared to 2010 as a result of the $35.9 million net proceeds we received from the sale of stock in our initial public offering in May 2010, partially offset by a $1.5 million increase in proceeds received from the issuance of common stock upon the exercise of stock options and a $2.2 million decrease in payments on long-term debt. In addition, during 2011, we purchased $128,000 worth of shares to settle withholding taxes on employee vesting of restricted shares.

Net cash provided by financing activities increased $36.6 million in 2010 as compared to 2009 as we received $35.9 million from the sale of stock in our initial public offering and $695,000 in proceeds from the issuance of common stock upon the exercise of stock options.

Net cash used in financing activities in 2009 was comprised primarily of $2.2 million in payments on long-term debt and capital leases.
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
Contractual Obligations and Commitments
We generally do not enter into long-term purchase commitments. Our principal commitments, in addition to those related to our operating leases for office space, are for our fees to third-party datacenters. The following table summarizes our commitments and contractual obligations as of December 31, 2011:

	Payments Due by Period as of December 31, 2011
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Operating leases	$2,665	$6,216	$6,566	$19,373	$34,820
Third-party datacenter fees	1,797	2,364	—	—	4,161
Acquisition holdbacks (1)	789	—	—	—	789
Summit cancellation fee (2)	200	—	—	—	200
Sales club cancellation fee (3)	167	—	—	—	167
Purchase obligations (4)	276	—	—	—	276
Total	$5,894	$8,580	$6,566	$19,373	$40,413

(1)
As part of our acquisitions of StrategicOne in January 2011 and Baigent in July 2011, $500,000 and $289,000 has been held back, respectively, to compensate us for breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition. These amounts are recorded at fair value and included in other current liabilities on our consolidated balance sheet as of December 31, 2011.

(2)
We are required to sign a contract to reserve space for the annual Summit meeting. In the event that we cancel the 2012 Summit meeting, we will be required to pay a cancellation fee on a sliding scale that increases as the date of the meeting approaches. We estimate the minimum cancellation fee will be approximately $200,000. However, if we cancel after June 15, 2012, the cancellation fee could be as much as $266,000.

(3)	The sales club trip is for the highest revenue producing salespeople. If the club trip is canceled, then we will have to pay a minimum $167,000 cancellation fee.

(4)
We expanded our leased space for our corporate headquarters in Austin, Texas. We paid a deposit of $111,000 for new furniture and fixtures for this space in 2011 and the remaining amounts payable will be paid in 2012.

Restricted Cash
In conjunction with the April 3, 2009 execution of the Washington D.C. operating lease, we were required to provide a $350,000 standby letter of credit with Comerica for the benefit of the landlord to secure the office space per the lease agreement. In addition, we also had a standby letter of credit for the benefit of the landlord of our Austin, Texas facility, which was reduced in accordance with the terms of the lease to approximately $898,000 in June 2010, resulting in total standby letters of credit of approximately $1,248,000 as of December 31, 2010. In October 2011, we entered into a fourth amendment to lease additional space in our Austin, Texas facility which required us to increase our standby letter of credit by $1,081,000. In July 2010, upon cancellation of the line of credit with Comerica in 2010, we entered into a pledge agreement with Comerica to cash secure the letters of credit. The pledge agreement requires that we maintain a minimum cash balance equal to the total of the letters of credit in a money market account with the bank and such amount is classified as restricted cash on the balance sheet. As of December 31, 2011 and 2010, we had outstanding letters of credit in the amount of $2.3 million and $1.2 million, respectively.
Off-Balance Sheet Arrangements
During 2011, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect the adoption of this ASU to have a material impact on our financial statements.
In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. This ASU requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued FASB ASU No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effective date pertaining to presenting reclassification adjustments by component in both the statements where net income and other comprehensive income are presented. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The adoptions of these ASUs are not expected to have a material impact on our financial position or results of operations, but will result in an additional statement of other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this ASU is not expected to have a material impact on our financial statements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We had cash and cash equivalents of $14.0 million and $18.4 million at December 31, 2011 and 2010, respectively. These amounts are held primarily in cash, money market funds and commercial paper. In addition we had marketable securities of $37.9 million and $36.8 million at December 31, 2011 and 2010 which were primarily held in U.S. government agency bonds, corporate bonds and commercial paper. We do not hold any auction-rate securities. Cash and cash equivalents are held for working capital purposes. Marketable securities are held and invested with capital preservation as the primary objective. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Any declines in interest rates will reduce future interest income. If overall interest rates fell by 10% in 2011 or 2010, our interest income would not have been materially affected.
Foreign Currency Risk
With our acquisition of Baigent, we face increased exposure to adverse movements in foreign currency exchange rates. Baigent invoices and collects in British Pound Sterling. Expenses incurred by Baigent are generally denominated in British Pound Sterling. Our consolidated statements of income are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against the British Pound Sterling, the translation of British Pound Sterling denominated transactions will result in reduced revenues, operating expenses and net income for our Baigent operations. Similarly, our revenues, operating expenses, and net income will increase for our Baigent operations if the U.S. dollar weakens against the British Pound Sterling. When there are changes in foreign currency exchange rates, the conversion of Baigent's financial statements into U.S dollars result in translation gains or losses which are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Although we may do so in the future, we do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any derivative financial instruments for trading or speculative purposes. If exchange rates fluctuated by 10% in 2011, our financial statements would not have been materially affected. However, fluctuations in currency exchange rates could harm our business in the future.
Item 8.    Financial Statements and Supplementary Data
The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report. That evaluation excluded the business operations of StrategicOne, Inc. and Baigent Limited which were acquired on January 28, 2011 and July 1, 2011, respectively, and both of which are included in the consolidated financial statements of Convio, Inc. and constituted 4% of total and net assets as of December 31, 2011, and 3% and 2% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of StrategicOne Inc. and Baigent Limited because of the timing of the acquisitions as well as management plans on integration.
Our independent registered public accounting firm, which has audited our consolidated financial statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report, which is included in Part II, Item 8 of this report.
Item 9B.    Other Information
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
BOARD OF DIRECTORS AND EXECUTIVE OFFICERS
The names, ages and positions of Convio’s directors and executive officers as of February 29, 2012 are listed below, together with a brief account of their business experience.

Name	Age	Position(s)
Directors:
Gene Austin*	53	Chief Executive Officer, President and Director
Vinay K. Bhagat*	42	Chief Strategy Officer and Director
William G. Bock(1)(3)	61	Chairman of the Board of Directors
Christopher B. Hollenbeck (1)(3)	44	Director
M. Scott Irwin (1)(2)	37	Director
Kristen Magnuson DeCozio (2)(3)	55	Director
George H. Spencer III (2)(3)	48	Director
Executive officers and key employees:
Gary G. Allison, Jr.**	46	Vice President of Engineering
Marcus K. Cannon*	52	Vice President of Services
David G. Hart*	54	Chief Technology Officer
Patricia Hume*	55	Vice President of Worldwide Sales
Thomas J. Krackeler*	40	Vice President of Common Ground
Angela G. McDermott**	52	Vice President of Human Resources
James R. Offerdahl*	55	Chief Financial Officer and Vice President of Administration
Sara E. Spivey*	51	Chief Marketing Officer
B. Hayden Stewart**	52	Vice President of Information Technology

*	Executive officer
**	Key employee
(1)	Member of the compensation committee.
(2)	Member of the audit committee.
(3)	Member of the nominating and governance committee.

Directors:
Gene Austin has served as our Chief Executive Officer and as a member of our Board since July 2003 and as President since February 2008. From July 2001 to March 2003, Mr. Austin served as Vice President and General Manager of the Enterprise Data Management unit of BMC Software, Inc., a provider of enterprise management solutions. From 1999 to 2001, Mr. Austin served as Vice President and General Manager of Internet Server Products at Dell, Inc., a computer manufacturer. From 1996 to 1999, Mr. Austin served as Senior Vice President of Sales and Marketing at CareerBuilder, Inc., a software as a service company focused on internet based recruiting. Mr. Austin holds a B.S. in Engineering Management from Southern Methodist University in Dallas and an M.B.A. from the Olin School of Business at Washington University in St. Louis.

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
William G. Bock has been a member of our Board since January 2008, Chairman of the Board since April 2011 and served as our lead independent director since January 2010. From November 2006 until July 2011, Mr. Bock served as Senior Vice President and Chief Financial Officer of Silicon Laboratories Inc., an integrated circuit technology company. Mr. Bock joined Silicon Laboratories (NASDAQ: SLAB) as a director in March 2000, and served as Chairman of the Audit Committee until November 2006 before he resigned from the board of directors to join the management team. Mr. Bock rejoined Silicon Laboratories’ board of directors in July 2011. From April 2002 to November 2006, Mr. Bock was a partner of CenterPoint Ventures, a venture capital firm. From April 2001 to March 2002, Mr. Bock served as a partner of Verity Ventures, a venture capital firm. From June 1999 to March 2001, Mr. Bock served as a Vice President and General Manager at Hewlett Packard Company. Mr. Bock held the position of President and Chief Executive Officer of DAZEL Corporation, a provider of electronic information delivery systems, from February 1997 until its acquisition by Hewlett Packard in June 1999. From October 1994 to February 1997, Mr. Bock served as Chief Operating Officer of Tivoli Systems, Inc. Mr. Bock holds a B.S. in Computer Science from Iowa State University and an M.S. in Industrial Administration from Carnegie Mellon University.
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
M. Scott Irwin has been a member of our Board since February 2007. Mr. Irwin served as a member of the board of directors of GetActive from September 2004 to February 2007. Since February 2005, Mr. Irwin has served as a General Partner of El Dorado Ventures, L.P., a venture capital firm, and was a Principal from June 2000 to January 2005. From 1997 to 1999, Mr. Irwin held software engineering and product management positions with Accenture, Ltd. Mr. Irwin holds a B.S. in Systems Engineering from the University of Virginia and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles.
Kristen Magnuson DeCozio has been a member of our Board since January 2008. Since July 2011, Ms. DeCozio has been the Chief Financial Officer of Webtrends Inc., a provider of mobile, social and web analytics and engagement. From July 2010 until July 2011, Ms. DeCozio served as the Chief Financial Officer and a Founding Shareholder of AZ Digital Farm LLC, a privately held holding company for mobile technology and digital media solutions. She also serves as Interim Chief Financial Officer to Delta Mutual, Inc., an oil and gas exploration company. From October 2009 to July 2010, Ms. DeCozio was a Partner at Tatum LLC, a financial executive services firm. From September 1997 to August 2009, Ms. DeCozio served as Chief Financial Officer of JDA Software Group, Inc., a provider of enterprise software solutions for supply chain processes, and was promoted to Executive Vice President in March 2001. From 1990 to 1997, Ms. DeCozio served as Vice President of Financial Planning for Michaels Stores Inc., an arts and crafts retailer. From March 1987 to August 1990, she served as Senior Vice President and Controller of MeraBank N.A., a federal savings bank. Ms. DeCozio is a C.P.A. and holds a B.B.A. in Accounting from the University of Washington.
George H. Spencer III has been a member of our Board since 2004. Since January 2007, Mr. Spencer served as Senior Managing Director of Seyen Capital, a venture capital firm. Since October 2006, Mr. Spencer served as a senior consultant with Adams Street Partners, LLC, a venture capital firm, and was a Partner with Adams Street Partners from January 2001 to October 2006. Mr. Spencer also serves on the board of directors and compensation committee of SPS Commerce (NASDAQ:SPSC), a provider of on-demand supply chain management solutions. Mr. Spencer holds a B.A. from Amherst College and an M.B.A. from The Amos Tuck School of Business at Dartmouth College.

Executive Officers and Key Employees
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
Patricia Hume has served as our Vice President of Worldwide Sales since August, 2011. Prior to joining the Company, Ms. Hume served as Senior Vice President, Global Indirect Sales for SAP, an enterprise software company, from December 2007 until January 2010. From 2002 until December 2007, Ms. Hume served in a variety of roles with Avaya, a provider of business collaboration and communications solutions, most recently as Vice President of EMEA Channel of Avaya Deutschland GmbH. Ms. Hume holds a B.S. in Economics from the University of Scranton.
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

CORPORATE GOVERNANCE
Board Composition

We look to our directors to continue and manage our growth. Our directors bring their leadership experience from a variety of information technology companies and professional backgrounds which we require to continue to grow and bring stockholder value. Messrs. Hollenbeck, Irwin and Spencer come to us through their venture capital backgrounds. They have worked with startup through public companies and bring depth of knowledge in building stockholder value, growing a company from inception and navigating mergers and acquisitions and the public company process. Ms. DeCozio and Messrs. Austin, Bhagat, and Bock have worked in the private sector in various management roles and contribute their significant operational experience. Through Messrs. Austin and Bhagat, we have the continuity and history of current and past management of Convio and direct relevant industry experience. Together, Ms. DeCozio and Mr. Bock have over 15 years of experience in the role of chief financial officer of public companies and bring their extensive accounting and risk management knowledge to us. In addition, our directors' objective and sound judgment, high ethical standards, core values, inquisitive nature, insight, integrity, intelligence, thoughtfulness and constructive working relationships with other directors are reflected in their contributions to our Board and Committee meetings and our direction and strategy as a company.
Audit Committee
The Board of Directors has a separate standing Audit Committee. The members of the Audit Committee during fiscal 2011 were Ms. DeCozio and Messrs. Irwin and Spencer. Each of the members of the Audit Committee is independent for purposes of the NASDAQ listing standards as they apply to Audit Committee members. The Board has determined that Ms. DeCozio qualifies as an audit committee financial expert under the rules of the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the executive officers, directors and persons who beneficially own more than 10% of Convio's common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC rules and regulations to furnish Convio with copies of all Section 16(a) forms filed by such person.
Based solely on Convio's review of such forms furnished to it and written representations from such reporting persons, Convio believes that except as set forth below, all filing requirements applicable to its executive officers, directors and more than 10% stockholders in 2011 were complied with:

•	Forms 4 filed on 2/28/2011 for Sara Spivey, Randall Potts, Vinay Bhagat, Jim Offerdahl and Gene Austin related to grants made on 1/27/2011.

•	Form 4 filed on 3/18/2011 for Scott Irwin related to El Dorado Venture's purchase of Convio shares in connection with Convio's initial public offering; the form was subsequently amended on 3/31/2011.

•	Form 4 filed on 11/30/2011 for Marc Cannon related to the vesting of a restricted stock unit that occurred on 11/8/2011.
Code of Ethics
Our Board has adopted a code of business conduct. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions), agents and representatives, including directors and consultants. The code is available without charge upon request in writing to Convio, Inc. 11501 Domain Drive, Suite 200, Austin, Texas 78758, Attn: General Counsel. The code is also available on our website at www.convio.com. Any substantive amendment or waiver of the code may be made only by the Board, and will be disclosed on our website as well as via any other means then required by NASDAQ Rules or applicable law.

Item 11.    Executive Compensation
Compensation Discussion and Analysis
The following discussion and analysis of compensation arrangements of our named executive officers ("NEO’s") should be read together with the compensation tables and related disclosures set forth below. Our NEOs include our principal executive officer, principal financial officer and each of the three most highly-compensated executive officers who earned or were paid in excess of $100,000 during fiscal 2011. This discussion contains forward-looking statements based on our current plans, considerations, expectations and determinations regarding future compensation programs.
Compensation Objectives
The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support our clients and grow our business. In fiscal 2011, we designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in developing and delivering products and services such as our own;

•	attract and retain individuals with a deep respect for NPOs to foster a culture of client focus, trust, collaboration, community and innovation;

•	motivate and reward executives whose experience and skills are critical to our success;

•	reward performance; and

•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.
Determination of Compensation
The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our Compensation Committee, which consists entirely of non-employee directors. Our Compensation Committee has taken the following steps to ensure that our executive compensation and benefit policies are consistent with both our compensation objectives and our corporate governance guidelines:

•	established a practice, in accordance with NASDAQ Rules of independently reviewing the performance and determining the compensation earned, paid or awarded to our Chief Executive Officer;

•
established a policy, in accordance with NASDAQ Rules, to review on an annual basis the compensation of our other executive officers with recommendations from our Chief Executive Officer, Chief Financial Officer and Vice President of Human Resources and determining what the Compensation Committee believes to be appropriate total compensation for these executive officers; and

•	established an equity grant policy for both new hire and periodic equity awards.
When determining executive compensation, the Compensation Committee considers the objectives of our executive compensation policies described above in the context of our financial condition and historical operating results, our operating plan and economic conditions generally. In addition, in setting executive compensation for 2011 the Compensation Committee considered our stockholder’s advisory vote in favor of our 2010 executive compensation at our annual stockholder meeting on May 19, 2011. Our stockholders have also determined on an advisory basis, that they should have an advisory vote on executive compensation every three years. In connection with executive equity awards, if any, the Compensation Committee reviews prior equity award levels, the executive’s aggregate equity interests and the general duties, responsibilities and performance of the executive officers in their respective positions.

In 2011, the Compensation Committee retained Compensia, a compensation consultant, and benchmarked our executive compensation against specific comparable companies. Compensia provided the following services on behalf of the Compensation Committee during fiscal 2011:

•	reviewed and provided recommendations on the composition of our peer group of companies, and provided compensation data relating to executives at the companies in the peer group;

•	conducted a comprehensive review of the total compensation arrangements for all of our executive officers;

•	provided recommendations to the committee regarding our executive officers’ compensation packages;

•	assisted with executive equity program design, including an analysis of equity mix, aggregate share usage and target grant levels; and

•	updated the compensation committee on emerging trends and best practices in the area of executive compensation.
The compensation committee is satisfied with the qualifications, performance and independence of Compensia. Compensia does not provide any other services to us.
To assist the compensation committee in its deliberations on executive compensation, Compensia collected and analyzed data using the Compensation Committee’s criteria to provide recommendations on the composition of our "peer group of companies." The criteria used to establish our peer group of companies included location, companies providing software as a service, companies with revenue approximately 0.5x to 2.0x of ours and companies with a market capitalization of approximately 0.3x to 3.0x of ours. Based on the recommendations provided, the full peer group established by our compensation committee in 2011 consists of the following companies:

American Software, Inc.	Archipelago Learning, Inc.
Demandtec, Inc.	Mattersight Corp
Falconstor Software, Inc.	Logmein, Inc.
LivePerson, Inc.	PROS Holdings, Inc.
Pervasive Software Inc.	Saba Software, Inc.
Scientific Learning Corporation	SPS Commerce, Inc.
Bazaarvoice Inc.	Zix Corporation
Vocus, Inc.	Guidance Software, Inc.
Carbonite, Inc.	Callidus Software, Inc.

Compensia then prepared a compensation analysis compiled from data gathered from publicly available information regarding the companies that the compensation committee had selected as members of our peer group and information from the 2011 Culpepper Executive Compensation Survey of high-technology companies with $50 million to $100 million in revenue. The compensation committee used this data to compare the compensation of our NEOs to similarly positioned persons within the peer group and to determine the relative compensation for each NEO position, based on direct, quantitative comparisons of pay levels.
The compensation committee will periodically review and update our peer group, as necessary, to ensure that the comparisons are meaningful.
Our Compensation Committee typically invites our Chief Executive Officer, Chief Financial Officer and Vice President of Human Resources to attend meetings of the Compensation Committee. During deliberations of compensation decisions relating to our executive officers other than our Chief Executive Officer, the Compensation Committee considers the recommendations of our Chief Executive Officer, Chief Financial Officer and Vice President of Human Resources. The Compensation Committee then separately deliberates and makes determinations about executive compensation, for persons other than the Chief Executive Officer, in executive session outside the presence of the Chief Financial Officer and Vice President of Human Resources. The Chief Executive Officer is typically present throughout these deliberations.

For compensation decisions regarding our Chief Executive Officer, our Compensation Committee discusses with the Chief Executive Officer his current compensation and his perspective on his compensation for the upcoming year. The Compensation Committee then deliberates and determines the compensation of the Chief Executive Officer in executive session outside of the presence of any executive officer, including our Chief Executive Officer. The Compensation Committee then communicates its decision on his compensation to him through the whole Compensation Committee or the chairman of the Compensation Committee.
Components of Executive Compensation
Our executive compensation program has three primary components—base salaries, cash incentive payments and equity-based awards granted pursuant to our equity plans described below. These components are used to provide a mixture of short-term cash compensation, which is intended as an immediate reward for positive results, and long-term equity incentives, which are designed to reward good decisions and consistent long-term results, align stockholder and executive interests and provide a retention tool. Ms. Patricia Hume, our Vice President of Worldwide Sales, receives sales commissions in lieu of a cash incentive payment. Our executives are also entitled to certain other benefits described under "Executive Compensation—Compensation Discussion and Analysis—General Benefits.” The Compensation Committee has not adopted any formal or informal policies for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation or among different forms of non-cash compensation but rather relies on the recommendation of its independent compensation consultant, the experience of the Compensation Committee’s members, its past practices and management inputs in establishing the different forms of compensation. The Compensation Committee reserves the right to grant discretionary bonuses to any employee.
Base Salary
Our Compensation Committee believes that base salary is a significant motivating factor in attracting and retaining executive officers. Historically, the Compensation Committee has set base salaries based on the performance of the business generally and the executive officers’ respective positions, tenures and performance with us. In 2011, our Compensation Committee elected to increase the base salaries of our executive officers in order to increase the overall target earnings. The Compensation Committee expects to make future decisions regarding base salaries in accordance with its past practices.
Cash Incentive Plan
Our annual cash incentive plan directly links annual cash incentive payments to the accomplishment of predetermined and Board approved financial and operating goals. All of our executive officers, other than Ms. Hume who receives sales commissions, participate in the cash incentive plan. Cash incentive amounts are determined as a percentage of base salary and are conditioned upon our achievement of objectives established by the Compensation Committee near the beginning of each fiscal year. These goals are closely aligned with our overall business strategy of maximizing financial return to stockholder, maintaining and increasing the Company’s sales and are designed to emphasize those areas in which the Compensation Committee wishes to incent executive performance. In setting the performance goals, the Compensation Committee attempts to provide targets that are ambitious enough to drive executive performance while being conscious of the need to attract and retain top executive talent. The Compensation Committee also retains the right to modify the plan, including the targets and the amounts payable under this plan and has the right to exercise discretionary authority over the payment of cash incentives. In making such adjustments, however, the Compensation Committee considers whether the changes would cause any portion of an award to be nondeductible under Section 162(m) of the Internal Revenue Code as described more fully in the “Accounting and Tax Considerations" section below. The annual targeted incentive payment of each NEO, other than Ms. Hume, is based upon a percentage of base salary. The Compensation Committee relies on its judgment, the recommendation of its independent compensation consultant, and market data in establishing these target percentages.
We pay the incentive payments under the cash incentive plan twice each year. The Compensation Committee establishes first half targets and full year targets. We pay incentive payments in the third quarter based on our achievement of the first half target and pay incentive payments in the first quarter of the following fiscal year based on our achievement of full year targets. Our Compensation Committee believes that paying incentive payments twice per year helps to maintain the focus of our executive officers on achieving the objectives throughout the year.

Sales Commissions
Pursuant to a sales commission plan approved annually by our Compensation Committee, we pay Ms. Hume sales commissions to encourage and reward her contributions to our long-term revenue growth. For 2011, Ms. Hume was eligible to receive quarterly commissions based upon achievement by the Company of software monthly recurring revenue and service bookings goals, with corresponding target goals and commission rates for each. Software monthly recurring revenue and services bookings represented 70% and 30% of Ms. Hume’s quarterly target 2011 incentive compensation, respectively. The Compensation Committee set quarterly targets for each of the two components that the Compensation Committee believed would be 80% likely to be achieved. For each of these components, the actual commission rate paid varied based on the levels of achievement versus the component targets achieved. At 100% achievement of the component targets, the commission rate was 100% of the target commission rate. With respect to the software monthly recurring revenue component, at less than 80% achievement, Ms. Hume’s commission rate would be 50% of the target commission rate, and for achievement from 80% to 200% of the target, the commission rate would range from 70% to 237.5% of the target commission rate. With respect to the service bookings component, the commission rate paid was determined by adjusting the target commission rate, either positively or negatively, by the percentage variance in achievement of the service bookings target. Ms. Hume’s target commission for 2011 on an annualized basis was $260,000. Since Ms. Hume joined the Company on August 8, 2011, her commission for the third quarter was pro-rated. There was no maximum commission that Ms. Hume could be paid. Ms. Hume received $40,000 in sales commissions for the third quarter of 2011 and received $56,222 in sales commissions for the fourth quarter of 2011 in January 2012.
Equity Awards
Although we have not implemented any stock ownership guidelines with respect to our executive officers, our Compensation Committee believes that providing our executive officers with an equity interest helps to align the interests of our executive officers with those of our stockholders. We have historically granted stock options to our employees, including executive officers, upon hiring and thereafter annually to a portion of employees generally based on performance. However, as our industry has matured, it has become increasingly competitive. The market conditions, in addition to the adoption of FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation led us to transition our equity-award philosophy away from 100% stock options to a position that is more focused on a blend of stock options and restricted stock units.
The Compensation Committee determines the size of annual awards based upon the Compensation Committee’s subjective assessment of the incentive value of the NEO’s respective total equity interests relative to their roles, market data and performance in the company and their levels of vested and unvested shares. In 2011, based on this assessment, our Compensation Committee awarded stock options and restricted stock units to each of our NEOs. A summary of these equity awards can be found below under "Executive Compensation—Grants of Plan-Based Awards." The mix of stock options and restricted stock units each NEO received was based on balancing the primary objectives of our long-term incentive program-stockholders alignment, performance linkage and retention. The Compensation Committee grants all stock options at fair market value on the date of grant. The Compensation Committee has not adopted any policy or program requiring the annual grant of equity awards to any executive officer or other employee.
We have a right to repurchase unvested, but exercised, options at cost upon termination of service. The Compensation Committee believes that this term enhances the value of the option without adding substantial administrative burden on us.
Change of Control and Severance Benefits
In addition to benefits upon a Change of Control under our equity benefit plans described below under "Equity Compensation Plan Information" certain of our NEOs are entitled to receive additional compensation or benefits under the severance and Change of Control provisions contained in their offer letters and option agreements. The Compensation Committee established these benefits based upon the experience and expertise of the Committee members. Our severance and Change of Control provisions for the NEOs are summarized below in "Executive Compensation—Potential Payments upon Termination or Change in Control."
General Benefits
Our NEOs receive health and welfare benefits and participate in our 401(k) plan on terms generally available to all of our employees. In addition, all of our employees, including our NEOs, are provided with paid time off based on tenure as well as three days off for volunteer time, during which employees work with NPOs to help align our employees with NPOs and their missions.

Accounting and Tax Considerations
Internal Revenue Code Section 162(m) limits the amount that a publicly-held company may deduct for compensation paid to certain executive officers to $1,000,000 per person, unless certain requirements are satisfied. Exemptions to this deductibility limit may be made for various forms of "performance-based" compensation. In addition to salary and bonus compensation, upon the exercise of stock options that are not treated as incentive stock options, the excess of the current market price over the option price, or option spread, is treated as compensation and accordingly, in any year, such exercise may cause an officer’s total compensation to exceed $1,000,000. Under certain regulations, option spread compensation from options that meet certain requirements will not be subject to the $1,000,000 cap on deductibility, and in the past we have granted options that met those requirements. While the Compensation Committee cannot predict how the deductibility limit may impact our compensation program in future years, the Compensation Committee intends to consider the impact of Section 162(m) in maintaining an approach to executive compensation that strongly links pay to performance.
Executive Compensation Activities in 2011
Based on the recommendation of Compensia and in light of the performance of the business generally and the executive officers’ respective positions, market data, tenures and anticipated performance, on January 27, 2011 the Compensation Committee decided to increase the base salary of our NEOs, increase the amount payable to certain of our NEOs under our cash incentive plan for fiscal 2011 and grant both non-statutory stock options and restricted stock units to our NEOs.
The Compensation Committee decided to increase the base salary of each of our NEOs to the following:

Named Executive Officer	Base Salary
Gene Austin	$337,428
James R. Offerdahl	$248,637
Vinay K. Bhagat	$234,870
Marcus K. Cannon	$247,200

The cash incentive plan adopted by our Compensation Committee for fiscal 2011 sets cash incentive amounts as a percentage of base salary and conditioned upon our achievement of certain objectives. The aggregate annual potential incentive payment percentage payable under the cash incentive plan for fiscal 2011 remained the same for Messrs. Bhagat and Cannon and increased for Messrs. Austin and Offerdahl. Based on the recommendation of Compensia and the Compensation Committee’s assessment of the compensation of Messrs. Austin and Offerdahl as compared to similarly situated executives at peer companies, Mr. Austin’s percentage was increased from 45% to 70% for fiscal 2011 and Mr. Offerdahl’s percentage was increased from 30% to 45% for fiscal 2011. The percentage for each NEO is as set forth in the following table:

Named Executive Officer	Aggregate Annual Potential Incentive Payment Percentage
Gene Austin	70%
James R. Offerdahl	45%
Vinay K. Bhagat	30%
Marcus K. Cannon	30%
Patricia Hume	(1)

(1)	See Sales Commissions above for a discussion of Ms. Hume’s potential incentive compensation.
In 2011, the Compensation Committee utilized churn as a gateway condition prior to our executive officers’ earning any incentive payment under the cash incentive plan. We define churn as the amount of any lost software monthly recurring revenue and usage revenues in a period, divided by our software monthly recurring revenue at the beginning of the year plus our average usage revenue of the prior year. The churn targets were 4.75% or less and 9.5% or less for the first six months and full year of fiscal 2011, respectively. We achieved these gateways in both periods.

Following achievement of churn targets, our executive officers became eligible to receive incentive payments based upon our achievement of targets tied to an operating income measure and net change in software monthly recurring revenue. The operating income target excluded amortization of intangibles and stock-based compensation and was set at $3.682 million and $8.324 million for the first six months and full year of fiscal 2011, respectively. The Compensation Committee anticipated solely based on its judgment that the probability of our achievement of the target for net change in monthly recurring revenue would be 85% likely in 2011.
The actual amount of cash incentive payable to the executive officers was based upon the percentage of completion of each target in accordance with the following table:

	Percentage Achievement of Net Change in Software Monthly Recurring Revenue
Percent Achievement of Operating Income	0% - 84.9%	85% - 99.9%	100% and above
0% - 89.9%	—%	25%	50%
90.0% - 99.9%	25%	50%	75%
100% and above	50%	75%	100%

During the first half of 2011, we achieved more than 100% of the operating income target and missed our targeted net change in software monthly recurring revenue. As a result, the NEOs received 75% of their respective incentive payments. For the full year 2011, we achieved more than 100% of the operating income target and missed our targeted net change in software monthly recurring revenue. The bonus amounts earned by the NEOs during 2011 are as set forth in the following table:

	Eligible Cash Incentive Amount Per Year	Eligible Cash Incentive Amount Per Half	Actual First Half Cash Incentive Amount	Actual Second Half Cash Incentive Amount	Actual 2011 Total Cash Incentive Earned
Gene Austin	236,200	118,100	88,575	88,575	177,150
James R. Offerdahl	111,887	55,944	41,958	41,957	83,915
Vinay K. Bhagat	70,461	35,231	26,423	26,423	52,846
Marcus K. Cannon	74,160	37,080	27,810	37,080	64,890

Based on the recommendation of Compensia and the Compensation Committee’s subjective assessment of the incentive value of the NEO’s respective total equity interest relative to their roles as well as factors such as our performance, the individual’s performance, total equity grants to all participants and the impact of share availability under our stockholder approved equity plan, the Compensation Committee granted both non-statutory stock options and restricted stock units to the NEO’s as follows:

Named Executive Officer	Options to Purchase Common Stock	Restricted Stock Units
Gene Austin	100,000	15,500
James R. Offerdahl	35,000	5,500
Vinay K. Bhagat	33,000	5,500
Marcus K. Cannon	9,500	1,500
Patricia Hume	75,000	25,000

Each of the options issued to the above NEOs (with the exception of Ms. Hume) vests with respect to 25% of the shares on January 27, 2012, with the remaining 75% vesting monthly in equal installments over the following three years, such that the option is fully vested on January 27, 2015. The options issued to Ms. Hume vest with respect to 25% of the shares on August 8, 2012 with the remaining 75% vesting monthly in equal installments over the following three years, such that the option is fully vested on August 8, 2015. Each of the restricted stock units issued to the above NEOs (with the exception of Ms. Hume) vests with respect to 25% of the shares on January 27, 2012, with the remaining 75% vesting annually in equal installments over the following three years, such that the restricted stock units are fully vested on January 27, 2015. The restricted stock units issued to Ms. Hume vest with respect to 25% of the shares on August 8, 2012 with the remaining 75% vesting annually in equal installments over the following three years such that the restricted stock units are fully vested on August 8, 2015.
The options are exercisable at $9.00 per share (with the exception of the options issued to Ms. Hume), the closing price of the Company’s common shares on the NASDAQ Global Market on the date of grant. The options issued to Ms. Hume are exercisable at $9.05, the closing price of the Company’s common shares on the NASDAQ Global Market on the date of grant. The options and restricted stock unit grants were made pursuant to our 2009 Stock Incentive Plan (the "2009 Plan").
Summary Compensation Table
The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2011, 2010 and 2009 by our Chief Executive Officer, our Chief Financial Officer, and our three other most highly-compensated executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)		All Other Compensation ($)	Total ($)
Gene Austin	2011	335,790	—	139,500	432,258	177,150		—	1,084,698
Chief Executive Officer and President	2010	327,600	—	—	195,127	155,000		—	677,727
	2009	327,600	—	—	42,066	73,710		—	443,376

James R. Offerdahl	2011	247,430	—	49,500	151,290	83,915		—	532,135
Chief Financial Officer and VP Admin	2010	241,395	—	—	101,466	76,209		—	419,070
	2009	241,395	—	—	76,136	36,210		—	353,741

Vinay K. Bhagat	2011	233,720	—	49,500	142,645	52,846		—	478,711
Chief Strategy Officer	2010	227,970	—	—	78,051	75,500		—	381,521
	2009	227,970	—	—	16,144	34,196		—	278,310

Marcus K. Cannon	2011	246,000	—	13,500	41,064	64,890		—	365,454
Vice President, Services	2010	240,000	—	112,625	46,830	68,500		—	467,955
	2009	181,846	25,000	—	257,711	30,000		—	494,557

Patricia Hume	2011	95,538	—	226,250	313,651	96,222	(3)	—	731,661
Vice President, Worldwide Sales	2010	—	—	—	—	—		—	—
	2009	—	—	—	—	—		—	—

(1)
Amounts represent the aggregate grant date fair value of restricted stock units and stock options awarded in 2011, 2010 and 2009, calculated in accordance with FASB ASC Topic 718. See Note 9, Stockholders’ Equity, to our audited financial statements for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.

(2)	Amounts represent incentive payments earned in 2011 and paid in 2011 and the first quarter of 2012.

(3)	This amount represents sales commissions earned in the third and fourth quarters of 2011 and includes $56,222 paid in January 2012.
Grants of Plan-Based Awards
The following table sets forth certain information with respect to option awards, restricted stock unit awards and other plan-based awards granted during the fiscal year ended December 31, 2011 to our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Gene Austin	1/27/2011	—	—		—	15,500	100,000	9.00	571,758
	—	57,330	229,320		—	—	—	—	—

James R. Offerdahl	1/27/2011	—	—		—	5,500	35,000	9.00	200,790
	—	27,972	111,887		—	—	—	—	—

Vinay K. Bhagat	1/27/2011	—	—		—	5,500	33,000	9.00	192,145
	—	17,615	70,461		—	—	—	—	—

Marcus K. Cannon	1/27/2011	—	—		—	1,500	9,500	9.00	54,564
	—	18,540	74,160		—	—	—	—	—

Patricia Hume	8/8/2011	—	—		—	25,000	75,000	9.05	539,901
	—	91,000	260,000		—	—	—	—	—

(1)
Convio threshold and target payments above are determined in accordance with our 2011 cash incentive plan or the 2011 sales commission plan, as applicable. The maximum bonus payment amounts are uncapped and are subject to reductions or increases at the discretion of the Compensation Committee. See “Executive Compensation—Compensation Discussion and Analysis” for a description of the 2011 cash incentive plan and the terms and conditions of such plan.

(2)
These stock and option awards were granted pursuant to our 2009 Stock Incentive Plan. Restricted stock unit awards are subject to time-based vesting over four years from the vesting commencement date noted in the grant, with 25% of the shares vesting each year, subject to continued employment of the holder.  Stock option awards are generally subject to time-based vesting over four years from the vesting commencement date, with 25% of the option awards vesting on the first anniversary of the vesting commencement date, and with 1/48th of the option awards vesting monthly thereafter, subject to continued employment.

(3)
These amounts represent the aggregate grant date fair value of stock options to acquire shares of our common stock recognized for financial statement reporting purposes in 2011 calculated in accordance with FASB ASC Topic 718. See Note 9, Stockholders' Equity, to our audited financial statements for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.

Outstanding Equity Awards at December 31, 2011
The following table sets forth for the number of securities underlying outstanding option and stock awards under Convio’s equity compensation plans for each named executive officer as of December 31, 2011.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)(1) Exercisable		Number of Securities Underlying Unexercised Options (#)(1) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (5)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Gene Austin	36,316 84,480 31,680 20,166 0	(2) (2) (3) (4)	0 0 0 23,834 100,000	(4)	1.14 4.57 4.57 8.75 9.00	8/3/2014 3/15/2016 3/15/2016 2/3/2017 1/27/2018	15,500	171,430

James R. Offerdahl	31,680 44,000 24,640 11,733 10,486 0	(2) (2) (3) (3) (4)	0 0 0 5,867 12,394 35,000	(4)	1.14 4.57 4.57 5.40 8.75 9.00	3/2/2015 3/15/2016 3/15/2016 4/29/2016 2/3/2017 1/27/2018	5,500	60,830

Vinay K. Bhagat	56,320 95,744 26,400 28,160 8,066 0	(2) (2) (2) (3) (4)	0 0 0 0 9,534 33,000	(4)	1.14 1.14 1.99 4.57 8.75 9.00	8/3/2014 6/2/2015 7/26/2016 3/15/2016 2/3/2017 1/27/2018	5,500	60,830

Marcus K. Cannon	62,920 4,840 0	(6) (4)	28,600 5,720 9,500	(4)	5.40 8.75 9.00	4/29/2016 2/3/2017 1/27/2018	10,875	120,278

Patricia Hume	—		75,000	(4)	9.05	8/8/2018	25,000	276,500

(1)	The vesting schedule and exercisability of each stock option is described in the footnotes below for each stock option. Each stock option expires as stated in the table above.

(2)	These stock options were granted pursuant to our 1999 Stock Option/Stock Issuance Plan. As of December 31, 2011, the shares subject to these options were fully vested.

(3)
These stock options were granted pursuant to our 1999 Stock Option/Stock Issuance Plan. These options are subject to early exercise provisions and were immediately exercisable. These options vested as to 25% of the shares of the underlying common stock on the first anniversary of the vesting commencement date and thereafter vests monthly as to 1/48th of the original amount of the shares of the underlying common stock, subject to continued service.

(4)
These stock options were granted pursuant to our 2009 Stock Incentive Plan. These options vested as to 25% of the shares of the underlying common stock on the first anniversary of the vesting commencement date and thereafter vest monthly as to 1/48th of the original amount of the shares of the underlying common stock, subject to continued service.

(5)
These restricted stock units were granted pursuant to our 2009 Stock Incentive Plan. These restricted stock units vest as to 25% of the shares of the underlying common stock on the first anniversary of the vesting commencement date and thereafter vest as to 25% of the original amount of the shares of the underlying common stock on each subsequent anniversary of the vesting commencement date, subject to continued service.

(6)
These stock options were granted pursuant to our 1999 Stock Option/Stock Issuance Plan. These options vested as to 25% of the shares of the underlying common stock on the first anniversary of the vesting commencement date and thereafter vest monthly as to 1/48th of the original amount of the shares of the underlying common stock, subject to continued service.

Potential Payments upon Termination or Change in Control
Pursuant to the offer letters currently in place with the Company Mr. Austin, Mr. Offerdahl, Mr. Cannon and Ms. Hume such officers are entitled to certain payments if they are terminated as a result of a change of control or without cause as set forth below:

Name	Severance if Terminated in Connection with a Change of Control	% of Options Accelerated if Terminated in Connection with a Change of Control		Severance if Terminated without Cause	Health Insurance Continuation if Terminated Without Cause or in Connection with a Change of Control
Gene Austin	6 months base salary	100%		6 months base salary	6 months
James R. Offerdahl	6 months base salary	100%		6 months base salary	6 months
Marcus K. Cannon	—	100%	(1)	—	—
Patricia Hume	6 months base salary	50%	(2)	6 months base salary	—

(1)	Mr. Cannon’s April 30, 2009 option grant, representing 91,520 shares of common stock on the date of grant, has no acceleration provision.

(2)
If Ms. Hume had been terminated after a change of control during the first two years of her employment, she would have been entitled to acceleration of the vesting of her options and restricted stock units, to that number of shares that would have otherwise been vested as of the second anniversary date of her employment. The second anniversary of Ms. Hume’s employment will be August 8, 2013.

Upon termination without cause, Mr. Austin and Mr. Offerdahl are entitled to receive the severance benefit listed in the above table, subject to the limitations noted. Each of Mr. Austin and Mr. Offerdahl is also entitled to continue to receive coverage under medical and dental benefit plans for six months or until such officer is covered under a separate plan from another employer. Upon a termination other than for cause, for each of the officers listed in the table above, or for good reason, in the case of Mr. Austin, Mr. Offerdahl and Mr. Cannon following a change of control, each officer is entitled to receive the severance benefit listed in the above table and is also entitled to the acceleration of such officer’s outstanding unvested options and restricted stock units at the time of such termination as set forth in the above table, subject to the limitations noted.
"Cause" is defined in the offer letters of Mr. Austin, Mr. Offerdahl and Ms. Hume, as fraud, illegal acts, a material violation of any agreements between such officer and us or a material failure of the executive officer to perform to a reasonable standard after notice of such failure and failure to cure within a set time period.

Our NEO’s, as well as all holders of equity awards, may also be entitled to additional acceleration of unvested options upon a change of control pursuant to our 1999 Stock Option/Stock Issuance Plan (the "1999 Plan") and 2009 Plan in the event that the Company is acquired and the acquirer does not assume outstanding unvested equity awards.
We believe these severance and change of control arrangements including the timing and amounts of acceleration, are standard in our industry and are intended to attract and retain qualified executives.
Had each of Mr. Austin, Mr. Offerdahl, Mr. Cannon and Ms. Hume been terminated without cause on December 31, 2011, such officer would have been entitled to the following:

Name	Severance	Health Benefits	Total
Gene Austin	$168,714	$8,648	$177,362
James R. Offerdahl	$124,319	$8,648	$132,967
Marcus K. Cannon	$—	$—	$—
Patricia Hume	$120,000	$—	$120,000
Had each of Mr. Austin, Mr. Offerdahl, Mr. Cannon and Ms. Hume been terminated other than for cause or, in the case of Mr. Austin and Mr. Offerdahl, resigned for good reason, after a change of control, then, in each case, on December 31, 2011, such NEO would have been entitled to the following:

Name	Severance	Health Benefits	Equity Acceleration	Total
Gene Austin	$168,714	$8,648	$969,313	$1,146,675
James R. Offerdahl	$124,319	$8,648	$443,821	$576,788
Vinay K. Bhagat	$—	$—	$354,528	$354,528
Marcus K. Cannon	$—	$—	$263,750	$263,750
Patricia Hume	$120,000	$—	$460,625	$580,625

Option Exercises and Stock Vested During Last Fiscal Year
The following table sets forth certain information concerning option exercises by our NEOs during the fiscal year ended December 31, 2011:
OPTION EXERCISES AND STOCK VESTED IN 2011

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Gene Austin	44,000	421,238	—	—
James R. Offerdahl	—	—	—	—
Vinay K. Bhagat	68,121	572,060	—	—
Marcus K. Cannon	—	—	3,125	32,063
Patricia Hume	—	—	—	—

(1)	Based on the difference between the market price of the Company’s common stock on the date of exercise and the exercise price.

(2)	Based on the market price of the Company’s common stock on the date of vesting.
Risk Considerations in our Compensation Program
We believe that risks from our compensation policies and practices for our employees, including our named executive officers, are not reasonably likely to have a material adverse effect on us. The Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume execessive risks. In particular, the Compensation Committee noted that:

•	goals are approximately set to avoid targets that, if not achieved, result in a large percentage of loss compensation;

•	cash incentive awards provide balanced objectives to discourage excessive risk taking; and

•
long-term equity incentive awards discourage excessive risk taking by encouraging our executives to consider the long-term interests of the Company and reduce the likelihood that executives will take excessive short-term risks.

The Compensation Committee reviewed the elements of our executive compensation and determined that no portion of executive compensation encouraged excessive risk taking.

Summary of Director Compensation
During fiscal 2011, we did not pay our directors who are employees or affiliates of our venture capital investors any cash compensation for their services as members of our Board or any Committee of our Board. We have a policy of reimbursing our directors for travel, lodging and other expenses incurred in connection with their attendance at our Board or Committee meetings. During 2011, each non-employee member of our Board who is not affiliated with one of our venture capital investors was entitled, and during 2012 all of our non-employee directors are entitled, to receive the following cash compensation:

•	an annual retainer of $25,000 to be paid at the time of our annual stockholder meeting;

•	an additional retainer of $15,000 if such director also serves as our Audit Committee chairman or $7,000 if as a member of the Audit Committee;

•	an additional retainer of $10,000 if such director also serves as our Compensation Committee chairman or $5,000 if as a member of the Compensation Committee;

•	an additional retainer of $5,000 if such director also serves as our Nominating and Governance Committee chairman or $2,000 if as a member of the Nominating and Governance Committee; and

•	an additional retainer of $10,000 if such director also serves as Lead Director.
During 2011, for each of our non-employee directors who are employees or affiliates of our venture capital investors, in lieu of the above cash compensation, we granted them the following restricted stock units on June 3, 2011, the number of shares for which was determined by dividing the cash fees to which they would otherwise have been entitled based on their board and committee service by an assumed trading price of $12.00 per share:

Non-Employee Director	Restricted Stock Units Received in 2011 in Lieu of Cash
Christopher Hollenbeck	2,917
George Spencer	2,833
M. Scott Irwin	3,083
Each non-employee member of our Board, including those affiliated with one of our venture capital investors, are entitled to receive the following equity compensation:

•
a grant of an option to purchase shares of our common stock having a grant date fair market value of $37,500 and grant of restricted stock units having a grant date fair market value of $37,500, at the time of our annual stockholder meeting to vest in full on the first anniversary of grant;

The options granted to eligible directors vest only upon continued service over the vesting period and accelerate in full upon a change of control.

Director Compensation Table
The following table summarizes compensation that Convio’s directors (other than directors who are named executive officers) earned or were paid in cash during 2011 for services as members of the board of directors.
2011 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
William G. Bock (1)	66,500	37,499	37,514	—	141,513
Kristen Magnuson DeCozio (2)	63,500	37,499	37,514	—	138,513
Christopher Hollenbeck	—	72,490	37,514	—	110,004
George Spencer	—	71,489	37,514	—	109,003
M. Scott Irwin	—	74,491	37,514	—	112,005
Sheeraz Haji (3)	25,110	—	—	—	25,110

(1)
In 2011 Mr. Bock received $18,000 of fees earned in 2010 for his service as a director and as chairman of the Compensation Committee during that year. In 2011 he earned $1,000 for attendance at the January 2011 meeting of the Board and $500 for telephonic attendance at the January 2011 meeting of the Compensation Committee pursuant to the Company’s prior board compensation plan. Additionally in 2011 Mr. Bock earned $25,000 for his service as a board member, $10,000 as chairman of the Compensation Committee, $2,000 as a member of the Nominating and Governance Committee and $10,000 as lead chair.

(2)
In 2011 Ms. DeCozio received $20,000 of fees earned in 2010 for her service as a director during that year. In 2011 she earned $1,000 for attendance at the January 2011 meeting of the Board, $500 for telephonic attendance at the February 2011 meeting of the Audit Committee pursuant to the Company’s prior board compensation plan. Additionally in 2011 Ms. DeCozio earned $25,000 for her service as a board member, $15,000 as chairman of the Audit Committee and $2,000 as a member of the Nominating and Governance Committee.

(3)
Mr. Haji’s term as a director expired on May 19, 2011 and he did not stand for re-election. In 2011 Mr. Haji received $15,000 of fees earned in 2010 for his service as a director during that year. In 2011 Mr. Haji earned and received $500 for telephonic attendance at the January 2011 meeting of the Board and pro-rated fees of $9,610 for his service as a director and committee member through May 19, 2011.

Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee are or have been an officer or employee of Convio, Inc. During the fiscal year ended December 31, 2011, no member of the Compensation Committee had any relationship with Convio, Inc. requiring disclosure under Item 404 of Regulation S-K. During the fiscal year ended December 31, 2011, none of Convio's executive officers served on the compensation committee (or its equivalent) or board of directors of another entity any of whose executive officers served on Convio's Compensation Committee or Board. For more information, see "Certain Relationships and Related Party Transactions."
Compensation Committee Report
We have reviewed and discussed with management the Compensation Discussion and Analysis contained in this annual report on Form 10-K. Based on such review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

COMPENSATION COMMITTEE

William G. Bock Christopher B. Hollenbeck Scott Irwin

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information concerning the beneficial ownership of the shares of Convio’s common stock as of February 29, 2012, by (i) each person known to Convio to be the beneficial owner of 5% or more of the outstanding shares of such common stock, (ii) each executive officer listed in the Summary Compensation Table, (iii) each of Convio’s directors and (iv) Convio’s current executive officers and directors as a group. The address for all named executive officers and directors is c/o Convio, Inc., 11501 Domain Drive, Suite 200, Austin, Texas 78758.

Name or Group of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Entities Affiliated with FMR LLC (1) 82 Devonshire Street Boston, MA 02109	2,388,108	12.6

Entities Affiliated with Janus Capital Management LLC (2) 151 Detroit Street Denver, CO	1,178,618	6.2

Entities Affiliated with El Dorado Ventures (3) 2440 Sand Hill Road, Suite 200 Menlo Park, CA 94025	1,488,149	7.9

Entities Affiliated with Granite Ventures (4) One Bush Street, Suite 1350 San Francisco, CA 94104	1,345,785	7.1

Adobe Systems, Inc. (5) 345 Park Avenue San Jose, CA 95110	1,153,477	6.1

Adams Street V, L.P. (6) One North Wacker Drive, Suite 2200 Chicago, IL 60606	1,129,551	6.0

Named Executive Officers and Directors:
Gene Austin (7)	576,489	3.0
James R. Offerdahl (8)	255,603	1.3
Vinay K. Bhagat (9)	455,143	2.4
Sara Spivey (10)	88,644	*
Marcus K. Cannon (11)	79,886	*
William G. Bock (12)	24,640	*
Patricia Hume	—	*
Christopher B. Hollenbeck (13)	1,347,224	7.1
M. Scott Irwin (14)	1,488,149	7.9
Kristen Magnuson DeCozio (15)	24,640	*
George H. Spencer	—	*
Executive officers and directors as a Group:	4,340,418	21.7

*	Represents less than 1%

(1)
Consists of 2,388,108 shares beneficially owned by FMR LLC (“FMR”) as stated in their Form 13G/A filed with the Securities and Exchange Commission on February 14, 2012. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR and an investment adviser registered under Section 203 of the Investment advisers Act of 1940, is the beneficial owner of 1,863,176 shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Select Software and Computer Services, amounted to 1,445,976 of these shares. Edward C. Johnson, chairman of FMR, and FMR, through its control of Fidelity, and the funds each has the sole power to dispose of the 1,863,176 shares owned by the funds. Neither FMR or Edward C. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Board of Trustees. Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR and a bank as defined in Section 3(a) (6) of the Securities Exchange Act of 1934, is the beneficial owner of 524,932 shares as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson and FMR, through its control of PGATC, each has sole dispositive power over 524,932 shares and sole power to vote or to direct the voting of 523,361 shares owned by the institutional accounts managed by PGATC.

(2)
Consists of 1,178,618 shares beneficially owned by Janus Capital Management LLC (“Janus Capital”) as stated in their Form 13G/A filed with the Securities and Exchange Commission on February 14, 2012. Janus Capital has a direct 94.8% ownership stake in INTECH Investment Management (“INTECH”) and a direct 77.8% ownership stake in Perkins Investment Management LLC (“Perkins”). Due to this ownership structure, holdings for Janus Capital, Perkins and INTECH were aggregated for purposes of their Form 13G filing. Janus Capital, Perkins and INTECH are registered investment advisers, each furnishing investment advice to various investment companies registered under Section 8 of the Investment Company Act of 1940 and to individual and institutional clients (collectively referred to herein as “Managed Portfolios”). As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, Janus Capital may be deemed to be the beneficial owner of 1,178,618 shares held by such Managed Portfolios. However, Janus Capital does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights.

(3)
Consists of (i) 1,453,872 shares held of record by El Dorado Ventures VI, L.P. and (ii) 34,277 shares held of record by El Dorado Technology '01, L.P. as stated in the Form 13D/A filed with the Securities and Exchange Commission on January 18, 2012. El Dorado Ventures VI, LLC is the General Partner of El Dorado Ventures VI, L.P. and El Dorado Technology '01, L.P. Mr. Irwin, one of our directors, Thomas H. Peterson and Charles D. Beeler are Managing Members of El Dorado Ventures VI, LLC and may be deemed to have shared voting and investment power of the shares held by El Dorado Ventures VI, L.P. and El Dorado Technology '01, L.P.

(4)
Consists of (i) 1,338,929 shares held of record by Granite Ventures, L.P. and (ii) 6,856 shares held of record by Granite Ventures LLC as stated in the Form 13G filed with the Securities and Exchange Commission on February 9, 2011. Granite Ventures, LLC is the managing member of each entity’s general partner. Jacqueline Berterretche, Thomas Furlong, Christopher Hollenbeck, one of our directors, Samuel Kingsland, Christopher McKay, Standish O’Grady and Eric Zimits are Managers of Granite Ventures LLC and share voting and investment control over these shares. The Managers of Granite Ventures LLC disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(5)	Consists of 1,185,799 shares held of record by Adobe Systems Incorporated as stated in the Form 13G/A filed with the Securities and Exchange Commission on February 13, 2012.

(6)
Consists of 1,129,551 shares held of record by Adams Street V, L.P. as stated in the Form 13G filed with the Securities and Exchange Commission on February 14, 2011. Adams Street Partners, LLC is the general partner of Adams Street V, L.P., Timothy R. M. Bryant, Taylor B. French, Alva B. Holaday, John W. Puth, Elisha P. Gould III, Kevin T. Callahan, William J. Hupp, Joan W. Newman, Wilbur H. Gantz, Quintin I. Kevin, John G. Fencik and Hanneke Smits, each of whom is an officer, director or partner of Adams Street Partners, LLC, may be deemed to have shared voting and investment power over the shares held by Adams Street V, L.P. Mr. Bryant, Mr. French, Mr. Holaday, Mr. Puth, Ms. Gould, Mr. Callahan, Mr. Hupp, Ms. Newman, Mr. Gantz, Mr. Kevin, Mr. Fencik and Ms. Smits disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(7)	Includes options to purchase 207,559 shares of common stock exercisable within 60 days of February 29, 2012, held in the name of Mr. Austin.

(8)	Includes options to purchase 141,250 shares of common stock exercisable within 60 days of February 29, 2012, held in the name of Mr. Offerdahl.

(9)	Includes options to purchase 226,469 shares of common stock exercisable within 60 days of February 29, 2012, held in the name of Mr. Bhagat.

(10)	Includes options to purchase 88,124 shares of common stock exercisable within 60 days of February 29, 2012, held in the name of Ms. Spivey.

(11)	Includes options to purchase 77,328 shares of common stock exercisable within 60 days of February 29, 2012, held in the name of Mr. Cannon.

(12)	Includes options to purchase 24,640 shares of common stock exercisable within 60 days of January 16, 2012, held in the name of Mr. Bock.

(13)
Consists of (i) 123 shares held by Mr. Hollenbeck and (ii) an aggregate of 1,345,785 shares held of record by entities affiliated with Granite Ventures as stated in the Form 13G filed with the Securities and Exchange Commission on February 9, 2011. Mr. Hollenbeck is a Managing Director of Granite Ventures, LLC. Granite Ventures, LLC is the managing member of the general partners of the Granite Ventures funds that hold shares of our common stock, as disclosed in footnote 4 of this table. Mr. Hollenbeck disclaims beneficial ownership of the shares held by the Granite Ventures funds except to the extent of his pecuniary interest therein.

(14)
Mr. Irwin is a General Partner of the El Dorado funds that hold an aggregate 1,488,149 shares of our common stock, as disclosed in footnote 2 of this table. Mr. Irwin disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(15)	Includes options to purchase 24,640 shares of common stock exercisable within 60 days of February 29, 2012, held in the name of Ms. DeCozio.

Merger Agreement and Tender and Support Agreement

We have entered into that certain Merger Agreement, dated January 16, 2012, among Blackbaud, Inc., Caribou Acquisition Corporation and the Company. In connection with the Merger Agreement, the Company’s directors, certain executive officers, and certain of the Company’s stockholders have entered into Tender and Support Agreements with Blackbaud, Inc. and Caribou Acquisition Corporation.

Also see Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans, of this annual report on Form 10-K, which is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Since January 1, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described where required under the "Executive Compensation" section of this annual report on Form 10-K, and the transactions described below.

Merger Agreement and Tender and Support Agreement
We have entered into that certain Merger Agreement, dated January 16, 2012, among Blackbaud, Inc., Caribou Acquisition Corporation and the Company. In connection with the Merger Agreement, the Company’s directors, certain executive officers, and certain of the Company’s stockholders have entered into Tender and Support Agreements with Blackbaud, Inc. and Caribou Acquisition Corporation.
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and certain officers. These agreements, among other things, require us to indemnify each director and such officers to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or officer.
Stock Options Granted to Executive Officers and Directors
We have granted stock options to our executive officers and directors. For more information regarding these stock options, see the section titled "Executive Compensation."
Procedures for Related Party Transactions
Under our code of business conduct and ethics, our employees and officers are discouraged from entering into any transaction that may cause a conflict of interest for us. In addition, they must report any potential conflict of interest, including related party transactions, to their managers or our compliance officer who then reviews and summarizes the proposed transaction for our Audit Committee. Pursuant to its charter, our Audit Committee must then approve any related party transactions, including those transactions involving our directors. In approving or rejecting such proposed transactions, the Audit Committee will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including the material terms of the transactions, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director’s independence. Our Audit Committee will approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion. A copy of our code of business conduct and ethics and Audit Committee charter has been posted on our website at www.convio.com. The inclusion of a reference to our website address in this annual report on Form 10-K does not include or incorporate by reference the information on our website into this annual report on Form 10-K.
Item 14.    Principal Accounting Fees and Services
The Audit Committee of our Board has selected Ernst & Young LLP ("Ernst & Young") to serve as our independent registered public accounting firm to audit the consolidated financial statements of Convio for the fiscal year ending 2012. Ernst & Young has acted in such capacity since its appointment in fiscal year 1999.
The following table sets forth the aggregate fees billed to us for the fiscal years ended 2011 and 2010 by Ernst & Young:

	Fiscal 2011	Fiscal 2010
Audit Fees(1)	$404,899	$769,344
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$404,899	$769,344

(1)
Audit Fees. Audit fees relate to professional services rendered for the audit of our annual consolidated financial statements, for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q, fees associated with SEC registration statements, assistance in responding to SEC comment letters, accounting consultations related to audit services and other services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements. Fiscal 2010 audit fees include fees related to our initial public offering and related filings.

(2)
Audit- Related Fee. Audit-related fees, of which there were none in 2011 and 2010, relate to fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under "Audit Fees."

(3)	Tax Fees. Tax fees, of which there were none in 2011 and 2010, include services for tax compliance, research and technical tax advice.

(4)
All Other Fees. All other fees, of which there were none in 2011 and 2010, include the aggregate fees for products and services provided by Ernst & Young LLP that are not reported under "Audit Fees", "Audit-Related Fees" or "Tax Fees."

The Audit Committee has determined that all services performed by Ernst & Young are compatible with maintaining the independence of Ernst & Young. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services provided by our independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval process.

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
2.1
Agreement and Plan of Merger, dated January 10, 2007, by and among Registrant, GASI Acquisition Corp., GetActive Software, Inc. and Robert Epstein, as stockholders' agent (incorporated by reference from Exhibit 2.1 to the Registrant's registration statement on Form S-1, as amended, filed with the SEC on January 22, 2010 (File No. 333-164491)(the "Registration Statement")

2.2
Asset Purchase Agreement dated January 28, 2011 by and among Convio, Inc., Jay Hawk Acquisition Co., Inc., StrategicOne, L.L.C., Michael Rogers and James Fordyce (incorporated by reference from Exhibit 2.1 to the Registrant's current report on Form 8-K filed with the SEC on February 1, 2011)

2.3
Agreement and Plan of Merger dated January 16, 2012 by and among Blackbaud, Inc., Caribou Acquisition Corporation and Convio, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant's current report on Form 8-K filed with the SEC on January 17, 2012)

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

4.4		Form of Warrant issued to Comerica Ventures Incorporated (incorporated by reference from Exhibit 4.6 to the Registration Statement)
4.5		Warrant issued to Entrepreneurs Foundation of Central Texas (incorporated by reference from Exhibit 4.7 to the Registration Statement)
4.6		Warrant issued to Piper Jaffray & Co. (incorporated by reference from Exhibit 4.8 to the Registration Statement)
10.1	*	2009 Stock Incentive Plan, as amended to date, and forms of stock option agreements (incorporated by reference from Exhibit 10.1 to the Registration Statement)
10.1.1	*	Form of Nonstatutory Stock Option Notice (Double Trigger) (incorporated by reference from Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on February 28, 2011)
10.1.2	*	Form of Restricted Stock Unit Notice (Double Trigger) and Agreement (incorporated by reference from Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on February 28, 2011)
10.2	*	1999 Stock Option/Stock Issuance Plan, as amended to date, and forms of stock option agreements (incorporated by reference from Exhibit 10.2 to the Registration Statement)
10.3	*	2000 Stock Option Plan, as amended to date, and form of stock option agreement (incorporated by reference from Exhibit 10.3 to the Registration Statement)
10.4	*	2006 Equity Incentive Plan, as amended to date, and form of stock option agreement (incorporated by reference from Exhibit 10.4 to the Registration Statement)

Exhibit Number		Exhibit Title
10.5		Reference is made to 4.3 and 4.3.1 above.
10.6		Loan and Security Agreement, dated October 26, 2007, by and among Registrant, GetActive Software, Inc. and Comerica Bank (incorporated by reference from Exhibit 10.6 to the Registration Statement)
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
10.8.4
Fourth Amendment to Lease, dated October 10, 2011, by and between Convio, Inc. and RREEF Domain, LP (incorporated by reference from Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on October 14, 2011)

10.9		Office Lease, dated April 3, 2009, by and between Registrant and 1255 23rd Street, L.P. (incorporated by reference from Exhibit 10.9 to the Registration Statement)
10.10	*
Form of Indemnity Agreement entered into among Registrant, its affiliates and its directors and certain officers and key employees (incorporated by reference from Exhibit 10.10 to the Registration Statement)

Exhibit Number		Exhibit Title
10.11	*	Employment Offer Letter, dated June 24, 2003, by and between the Registrant and Gene Austin (incorporated by reference from Exhibit 10.11 to the Registration Statement)
10.12	*	Employment Offer Letter, dated February 2, 2005, by and between the Registrant and James R. Offerdahl (incorporated by reference from Exhibit 10.12 to the Registration Statement)
10.13	*	Employment Offer Letter, dated November 7, 2008, by and between the Registrant and Sara E. Spivey (incorporated by reference from Exhibit 10.13 to the Registration Statement)
10.14	*	Employment Offer Letter, dated March 3, 2009, by and between the Registrant and Marc Cannon (incorporated by reference from Exhibit 10.14 to the Registration Statement)
10.15	*	Employment Offer Letter, dated August 25, 2003, by and between the Registrant and Randy Potts (incorporated by reference from Exhibit 10.15 to the Registration Statement)
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

10.17	*
Separation offer and general release between Convio, Inc. and Randall N. Potts (incorporated by reference from Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on June 30, 2011)

10.18	#	Employment Offer Letter, dated July 21, 2011, by and between the Registrant and Patricia Hume
21.1	#	List of subsidiaries
23.1	#	Consent of Independent Registered Public Accounting Firm
31.1	#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	#	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	#	XBRL Instance Document
101.SCH	#	XBRL Taxonomy Extension Schema Document
101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes management contracts or compensatory arrangements
#	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Convio, Inc.
Dated: March 9, 2012	By:	/s/ GENE AUSTIN
Gene Austin Chief Executive Officer (Principal Executive Officer) and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GENE AUSTIN	Chief Executive Officer (Principal Executive Officer) and President	March 9, 2012
Gene Austin

/s/ JAMES R. OFFERDAHL	Chief Financial Officer and Vice President of Administration (Principal Financial and Accounting Officer)	March 9, 2012
James R. Offerdahl

/s/ VINAY K. BHAGAT	Director	March 9, 2012
Vinay K. Bhagat

/s/ WILLIAM G. BOCK	Chairman of the Board of Directors	March 9, 2012
William G. Bock

/s/ CHRISTOPHER B. HOLLENBECK	Director	March 9, 2012
Christopher B. Hollenbeck

/s/ M. SCOTT IRWIN	Director	March 9, 2012
M. Scott Irwin

/s/ KRISTEN MAGNUSON DECOZIO	Director	March 9, 2012
Kristen Magnuson DeCozio

/s/ GEORGE H. SPENCER III	Director	March 9, 2012
George H. Spencer III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Convio, Inc.
We have audited the accompanying consolidated balance sheets of Convio, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Convio, Inc. at December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition effective January 1, 2011.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Austin, Texas
March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Convio, Inc.

We have audited Convio, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Convio, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of StrategicOne, Inc. and Baigent Limited, which are included in the 2011 consolidated financial statements of Convio, Inc. and constituted 4% of total and net assets as of December 31, 2011, and 3% and 2% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Convio, Inc. also did not include an evaluation of the internal control over financial reporting of StrategicOne, Inc. and Baigent Limited.

In our opinion, Convio, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Convio, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Austin, Texas
March 9, 2012

Convio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$14,035	$18,447
Restricted cash	2,329	1,248
Marketable securities	37,857	36,774
Accounts receivable, less allowance of $274 and $230 at December 31, 2011 and 2010, respectively	9,910	8,154
Prepaid expenses and other current assets	3,546	1,558
Total current assets	67,677	66,181
Property and equipment, net	7,111	4,609
Goodwill	9,624	5,527
Intangible assets, net	5,654	3,990
Deferred tax assets	11,082	—
Other assets	71	104
Total assets	$101,219	$80,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,438	$526
Accrued liabilities	3,182	3,028
Accrued compensation	2,861	2,526
Deferred revenue	14,537	15,917
Other current liabilities	789	—
Total current liabilities	22,807	21,997
Long-term deferred tax liability	140	—
Total liabilities	22,947	21,997
Commitments and Contingencies (note 7)
Stockholders' equity:
Common stock: $0.001 par value; 40,000,000 shares authorized; 18,603,179 and and 18,591,316 shares issued and outstanding, respectively, at December 31, 2011; 17,612,536 shares issued and outstanding at December 31, 2010	19	18
Additional paid-in capital	116,429	111,218
Treasury stock at cost; 11,863 and zero shares at December 31, 2011 and 2010, respectively	(128)	—
Accumulated other comprehensive loss	(110)	(21)
Accumulated deficit	(37,938)	(52,801)
Total stockholders' equity	78,272	58,414
Total liabilities and stockholders' equity	$101,219	$80,411
See accompanying notes.

Convio, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Subscription	$48,934	$46,203	$44,013
Services	17,262	12,150	10,887
Usage	14,157	11,391	8,186
Total revenue	80,353	69,744	63,086
Cost of revenue:
Cost of subscription and usage (1)(3)	13,525	12,376	12,152
Cost of services (2)(3)	17,622	13,165	12,627
Total cost of revenue	31,147	25,541	24,779
Gross profit	49,206	44,203	38,307
Operating expenses:
Sales and marketing (3)	25,413	22,468	21,556
Research and development (3)	10,744	10,552	10,041
General and administrative (3)	9,287	6,552	6,034
Amortization of other intangibles	971	857	1,400
Total operating expenses	46,415	40,429	39,031
Income (loss) from operations	2,791	3,774	(724)
Interest income	96	61	6
Interest expense	—	(126)	(355)
Other income (expense)	(4)	45	(803)
Income (loss) before income taxes	2,883	3,754	(1,876)
Provision (benefit) for income taxes	(11,980)	299	219
Net income (loss)	$14,863	$3,455	$(2,095)
Net income (loss) attributable to common stockholders (note 2):
Basic	$14,863	$3,048	$(2,095)
Diluted	$14,863	$3,455	$(2,095)
Net income (loss) per share attributable to common stockholders (note 2):
Basic	$0.82	$0.22	$(0.29)
Diluted	$0.76	$0.20	$(0.29)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	18,151	14,155	7,313
Diluted	19,513	17,517	7,313

(1)	Includes amortization of intellectual property and acquired technology of $630, $127 and $1,016 in 2011, 2010 and 2009, respectively.

(2)	Includes compensation expense related to earnout provisions of business acquisitions of $305, zero and zero for the years ended December 31, 2011, 2010 and 2009, respectively.

Convio, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(continued)

(3)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2011	2010	2009
Cost of subscription and usage	$195	$162	$111
Cost of services	544	307	472
Sales and marketing	898	659	742
Research and development	409	357	343
General and administrative	983	563	834

See accompanying notes.

Convio, Inc. Consolidated Statements of Changes in Stockholders' Equity (Deficit) (in thousands, except share amounts)

			Series P Common Stock		Series Q Common Stock		Series R Common Stock		Series S Common Stock						Accumulated Other Comprehensive income/ (Loss)	Total Stock- holders' Equity (Deficit)
	Common Stock										Additional Paid-In Capital			Accumulated Deficit
												Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2009	—	$—	5,340,748	$5	198,796	$—	676,025	$1	1,086,209	$1	$34,797	$—		$(54,161)	$—	$(19,357)
Issuance of Series P common stock upon exercise of options	—	—	25,328	—	—	—	—	—	—	—	39	—		—	—	39
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,504	—		—	—	2,504
Net loss	—	—	—	—	—	—	—	—	—	—	—	—		(2,095)	—	(2,095)
Balance at December 31, 2009	—	—	5,366,076	5	198,796	—	676,025	1	1,086,209	1	37,340	—		(56,256)	—	(18,909)
Issuance of Series P common stock upon exercise of options	—	—	92,092	—	—	—	—	—	—	—	128	—		—	—	128
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,048	—	—	—	—	2,048
Conversion of Series A, B and C preferred stock into Common Stock on IPO	5,316,037	6	—	—	—	—	—	—	—	—	33,863	—	—	—	—	33,869
Conversion of Series P, Q, R and S into Common Stock on IPO	7,419,198	7	(5,458,168)	(5)	(198,796)	—	(676,025)	(1)	(1,086,209)	(1)	—	—		—	—	—
Shares sold in the IPO/Proceeds received from IPO, net of issuance costs	4,559,436	5	—	—	—	—	—	—	—	—	35,883	—	—	—	—	35,888
Issuance of undesignated common stock upon exercise of options post IPO	245,065	—	—	—	—	—	—	—	—	—	566	—	—	—	—	566

Convio, Inc. Consolidated Statements of Changes in Stockholders' Equity (Deficit) (in thousands, except share amounts) Continued

			Series P Common Stock		Series Q Common Stock		Series R Common Stock		Series S Common Stock						Accumulated Other Comprehensive income/ (Loss)	Total Stock- holders' Equity (Deficit)
	Common Stock										Additional Paid-In Capital			Accumulated Deficit
												Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Net exercise of preferred stock warrants	72,800	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Reclass of warrant revaluation upon closing of the IPO	—	—	—	—	—	—	—	—	—	—	1,390	—	—	—	—	1,390
Comprehensive income:
Net unrealized gains/losses on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21)	(21)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	3,455	—	3,455
Total comprehensive income																3,434
Balance at December 31, 2010	17,612,536	18	—	—	—	—	—	—	—	—	111,218	—		(52,801)	(21)	58,414
Issuance of common stock upon exercise of options	896,945	1	—	—	—	—	—	—	—	—	2,182	—		—	—	2,183
Vesting of restricted stock units	39,160	—	—	—	—	—	—	—	—	—	—	—		—	—	—
Shares acquired to settle employee tax withholding liability	—	—	—	—	—	—	—	—	—	—	—	(128)		—	—	(128)
Net exercise of preferred stock warrants	54,538	—	—	—	—	—	—	—	—	—	—	—		—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,029	—		—	—	3,029

Convio, Inc. Consolidated Statements of Changes in Stockholders' Equity (Deficit) (in thousands, except share amounts) Continued

			Series P Common Stock		Series Q Common Stock		Series R Common Stock		Series S Common Stock					Accumulated Other Comprehensive income/ (Loss)	Total Stock- holders' Equity (Deficit)
	Common Stock										Additional Paid-In Capital		Accumulated Deficit
												Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Comprehensive income:
Net unrealized gains/(losses) on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	19	19
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(108)	(108)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	14,863	—	14,863
Total comprehensive income															14,774
Balance at December 31, 2011	18,603,179	$19	—	$—	—	$—	—	$—	—	$—	$116,429	$(128)	$(37,938)	$(110)	$78,272

See accompanying notes.

Convio, Inc. Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$14,863	$3,455	$(2,095)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,365	2,135	2,286
Amortization of intangible assets	1,601	984	2,416
Amortization of capitalized software development costs	500	96	—
Amortization of debt issuance costs	—	28	90
Deferred taxes	(12,286)	—	—
Revaluation of warrants to fair value	—	15	814
Stock-based compensation	3,029	2,048	2,503
Gain on sale of fixed assets	—	(53)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,263)	989	(263)
Prepaid expenses and other assets	(31)	240	(419)
Accounts payable	834	23	217
Accrued liabilities and accrued compensation	348	607	704
Deferred revenue	(1,475)	(1,445)	538
Net cash provided by operating activities	8,485	9,122	6,791
Cash flows from investing activities:
Purchases of marketable securities	(56,622)	(46,864)	—
Sales of marketable securities	24,857	—	—
Proceeds from maturities of marketable securities	29,911	9,900	—
Increase in restricted cash	(1,081)	(1,248)	—
Capitalized software development costs	(2,230)	(937)	—
Cost of acquisitions, net of cash acquired	(6,797)	—	—
Purchase of property and equipment, net	(2,975)	(2,574)	(1,749)
Net cash used in investing activities	(14,937)	(41,723)	(1,749)
Cash flows from financing activities:
Payments made on long-term debt and capital lease obligations	(14)	(2,197)	(2,247)
Proceeds from common stock issuance in connection with initial public offering, net of issuance costs of $5,147	—	35,888	—
Shares acquired to settle employee tax withholding liability	(128)	—	—
Proceeds from issuance of common stock upon exercise of options	2,183	695	39
Net cash provided by (used in) financing activities	2,041	34,386	(2,208)
Net change in cash and cash equivalents	(4,411)	1,785	2,834
Effect of exchange rates on cash and cash equivalents	(1)	—	—
Cash and cash equivalents at beginning of year	18,447	16,662	13,828
Cash and cash equivalents at end of year	$14,035	$18,447	$16,662

Convio, Inc. Consolidated Statements of Cash Flows (in thousands) Continued

	Year Ended December 31,
	2011	2010	2009
Supplemental information:
Cash paid during the periods for:
Interest paid	$—	$72	$210
Taxes paid, net of refunds	$340	$262	$152
Noncash financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$(33,869)	$—
Conversion of Series P, Series Q, Series R and Series S common stock to undesignated common stock upon initial public offering	$—	$(7)	$—
Reclassification of preferred stock warrant liability to additional paid-in capital upon initial public offering	$—	$(1,390)	$—

See accompanying notes.

Convio, Inc.
Notes to Consolidated Financial Statements

1. The Company
Convio, Inc., together with its wholly-owned subsidiaries (collectively, the "Company" or "Convio"), is a provider of on-demand constituent engagement solutions that enable nonprofit organizations ("NPOs") to more effectively raise funds, advocate for change and cultivate relationships with donors, activists, volunteers, alumni and other constituents. The Company's integrated solutions include its Convio Luminate solution ("Luminate") and Convio Common Ground CRM ("Common Ground"). Luminate is targeted at large, enterprise NPOs, and consists of both the Luminate Online suite (previously known as Convio Online Marketing) and the Luminate CRM suite, which may be sold separately or as an integrated offering. The integrated Luminate offering allows large, enterprise NPOs to engage constituents through online and offline channels as well as analyze the relationships they have with such constituents to design tailored, integrated, multi-channel campaigns and interactions. Common Ground is targeted at small and mid-sized NPOs and offers them a simple, easy to use, complete and affordable solution that combines a powerful database for constituents with online fundraising, marketing and volunteer management modules so that NPOs can manage all their fundraising and constituent engagement operations from one solution. The Company's solutions are enhanced by a portfolio of value-added services tailored to its clients' specific needs, as well as a network of technology and services partners that enhance our solutions.

The Company was incorporated in Delaware on October 12, 1999. On February 16, 2007, the Company acquired GetActive Software, Inc. ("GetActive"), a privately owned company based in Berkeley, California. The Company acquired GetActive, a provider of online constituent relationship management software and services and a competitor of the Company, to expand its client base and increase its market presence in the nonprofit market. On January 28, 2011, the Company's wholly-owned subsidiary, StrategicOne, Inc. ("StrategicOne"), acquired substantially all of the assets and assumed certain liabilities of StrategicOne, LLC, a privately owned company, to strengthen the Company's enterprise offering by adding the experience and expertise of a provider of data analytics, predictive modeling and other database marketing services to the Company. On July 1, 2011, the Company acquired all of the outstanding shares of Baigent Limited ("Baigent"), a privately owned company located in the United Kingdom ("UK"), to enter the international marketplace by adding the experience and expertise of a leading provider of digital strategy, design, technology implementation and online fundraising solutions to charities in the UK.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying consolidated balance sheets as of December 31, 2011 and 2010 and the accompanying consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2011 represent our financial position, results of operations and cash flows as of and for the periods then ended.
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

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.
In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. This ASU requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effective date pertaining to presenting reclassification adjustments by component in both the statements where net income and other comprehensive income are presented. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The adoptions of these ASUs are not expected to have a material impact on the Company's financial position or results of operations, but will result in an additional statement of other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.
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

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)
Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to current year presentation. The presentation of the of consolidated statements of operations has been modified as a result of the adoption of ASU 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"), as more fully described under Revenue Recognition below.
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost and consist of cash deposits and investment securities with original maturities of three months or less when purchased. At December 31, 2011, the Company had deposits in financial institutions that exceeded the federally-insured limits by $5.0 million.
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
The following table summarizes the changes in allowance for doubtful accounts for receivables (in thousands):

	Balance at Beginning of Period	Charged to Expense, Net of Recoveries	Deduction of Uncollectible Accounts	Balance at end of Period
2009	$324	$233	$(326)	$231
2010	231	184	(185)	230
2011	230	171	(127)	274
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
No one client accounted for more than 10% of the Company's revenue in 2011, 2010 or 2009. Additionally, no one client balance accounted for more than 10% of the Company's accounts receivable balance at December 31, 2011 or 2010.
As of December 31, 2011 and 2010, substantially all of the Company's long-lived assets were located in the United States. In 2011, 2010 and 2009, substantially all of the Company's revenue was derived from customers in the United States.
The Company serves its clients primarily from a third-party datacenter, SunGard Availability Services LP, located in Austin, Texas. As part of the Company's StrategicOne acquisition in January 2011 and the Baigent acquisition in July 2011, the Company now has two smaller third-party datacenters located in Nebraska and the UK, respectively. The Company does not control the operation of these facilities, which are vulnerable to damage or interruption. Although the Company has disaster recovery capabilities, such capabilities will not provide automated off-site failover services in the event services at the datacenters are interrupted. Any interruptions or problems at the datacenters would likely result in significant disruptions of its solutions hosted at such site.

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)
Marketable Securities
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
The Company reviews its available-for-sale investments as of the end of each reporting period for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has occurred, the Company assesses whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery. If either of these two conditions is met, the Company recognizes a charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If the Company does not intend to sell a security or it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recorded in accumulated other comprehensive income or loss.
Preferred Stock Warrants
Prior to the Company's completion of its initial public offering, freestanding warrants that were related to shares that were redeemable were accounted for in accordance with the applicable guidance in ASC Topic 480. Under the provisions of this guidance, the freestanding warrants that were related to the Company's preferred stock were classified as liabilities in the accompanying balance sheets. Additionally, preferred stock warrants that were converted into equivalent units to acquire shares of Series A convertible preferred stock and Series P common stock were classified as liabilities in the accompanying balance sheets. The warrants and equivalent units were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense). Upon the closing of the Company's initial public offering on May 4, 2010, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital.

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)
The Company estimated the fair value of the preferred stock warrant liability using the Black-Scholes valuation method. The following table summarizes the weighted average fair value of the warrants and the assumptions utilized to develop their fair value at each measurement date:

	Final Measurement Date	Three Months Ended
	Apr 29, 2010	Mar 31, 2010	Dec 31, 2009	Sep 30, 2009	Jun 30, 2009	Mar 31, 2009
Weighted-average fair value of warrants outstanding	$5.71	$7.58	$5.65	$3.64	$3.24	$3.01
Risk-free interest rate	2.43%	2.43%	2.29%	2.29%	2.87%	1.92%
Expected volatility	0.62	0.62	0.64	0.65	0.66	0.66
Weighted-average expected life in years	3.70	3.78	4.02	4.28	4.31	4.56
Dividend yield	—	—	—	—	—	—
 The Company recorded zero, $15,000 and $814,000 of other expense in 2011, 2010 and 2009, respectively, to reflect the change in fair value of the preferred stock warrants during those periods.
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

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)
Goodwill and Intangible Assets
Goodwill
The following table reflects the changes in goodwill for the years ended December 31, 2011 and 2010 (in thousands):

Balance at December 31, 2009	$5,527
Acquisition	—
Foreign currency translation and other adjustments	—
Balance at December 31, 2010	5,527
Acquisitions	4,146
Foreign currency translation and other adjustments	(49)
Balance at December 31, 2011	$9,624
The Company tests goodwill for impairment annually on October 1st, or whenever events or changes in circumstances indicate an impairment may have occurred. Because the Company operates in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to the carrying value of the goodwill. Impairment may result from, among other things, deterioration in the performance of the business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business and a variety of other circumstances. If it is determined that an impairment has occurred, the Company records a write-down of the carrying value of goodwill to its implied fair value and charges the impairment as an operating expense in the period the determination is made. Although the Company believes goodwill is appropriately stated in its consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. There was no impairment of goodwill in 2011, 2010 or 2009.
Intangible Assets
In connection with the Company's acquisition of GetActive in 2007, StrategicOne in January 2011 and Baigent in July 2011, the Company recorded certain intangible assets, including acquired technology, customer relationships, trade names and noncompete agreements.
Amounts allocated to the acquired intangible assets are being amortized on a straight-line basis over the estimated useful lives. The Company periodically reviews the estimated useful lives and fair values of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)
Intangible assets consist of the following (in thousands):

		Year Ended December 31,
	Estimated Useful Life	2011	2010
Acquired Technology and Intellectual Property:
Acquired technology	3 years	$3,049	$3,049
Intellectual property	3 years	2,296	—
Accumulated amortization		(3,679)	(3,049)
		$1,666	$—
Other Intangibles:
Customer relationships	3 to 9 years	$7,606	$7,007
Tradenames	6 months to 3 years	1,898	1,850
Agreements not to compete	3.5 to 4 years	426	110
Accumulated amortization		(5,942)	(4,977)
		$3,988	$3,990
Total Intangible Assets, net		$5,654	$3,990
Future estimated amortization expense of intangible assets as of December 31, 2011 is as follows (in thousands):

2012	$1,842
2013	1,842
2014	1,090
2015	783
2016	97
Thereafter	—
Total	$5,654
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses were approximately $478,000, $249,000 and $207,000 in 2011, 2010 and 2009, respectively.

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

•
require an entity to allocate revenue in an arrangement using best estimated selling prices ("BESP") of each element if a vendor does not have vendor-specific objective evidence of selling price ("VSOE") or third-party evidence of selling price ("TPE"); and

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

Revenue for the year ended December 31, 2011 was $80.4 million with the adoption of ASU 2009-13 and would have been $79.7 million, had the Company not adopted ASU 2009-13. As the Company will be able to recognize the revenue allocated to services upon delivery and completion of the work rather than ratably over the contracted term of the subscription as required under the previous accounting guidance, the Company expects that the adoption of ASU 2009-13 will result in higher revenue for future periods on existing and new service agreements, as compared to revenue from such agreements as if the Company had not adopted ASU 2009-13. The Company is not able to reasonably estimate the amount of the increase in future revenue, as the impact will depend on the nature and size of the new or materially modified arrangements as well as the mix of subscription and services included in the arrangements in any given future period.

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
Research and Development
The Company capitalizes the costs to develop software for internal use (including the costs of developing the Company's Luminate and Common Ground solutions) incurred during the application development stage as well as costs to develop significant upgrades or enhancements to existing internal use software. These costs are amortized on a straight-line basis over an estimated useful life of three years. During 2011 and 2010, the Company capitalized approximately $2.2 million and $937,000, respectively, of costs incurred to upgrade and enhance existing internal use software. Costs incurred to improve or enhance the Company's products during 2009 were expensed as incurred as these costs did not qualify as significant upgrades or enhancements. Capitalized costs are recorded as part of property and equipment.

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)
Foreign Currency Translations

The functional currency of the Company's foreign subsidiaries is determined in accordance with authoritative guidance issued by the FASB. If the functional currency is other than the U.S. dollar, the Company translates assets and liabilities for foreign subsidiaries at exchange rates in effect at the balance sheet date and translates income and expense accounts at the average monthly exchange rates for the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity.

The Company records gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense) in its consolidated statements of operations. These gains and losses were not material for the years ended December 31, 2011, 2010 and 2009.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss), as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's elements of other comprehensive income are unrealized gains and losses on available-for-sale securities and cumulative foreign currency translation adjustments, net of tax. There were realized gains on available-for-sale securities of $4,000, zero and zero in the years ended December 31, 2011, 2010 and 2009, respectively. There were no realized losses in these periods.
Comprehensive income (loss) was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$14,863	$3,455	$(2,095)
Other comprehensive loss:
Cumulative foreign currency translation adjustments, net	(108)	—	—
Unrealized gains (losses) on available-for-sale securities, net	19	(21)	—
Comprehensive income (loss)	$14,774	$3,434	$(2,095)
Sales Commissions
Sales commissions are earned by the salesperson at the time of contract signing and are expensed as incurred.
Income Taxes
The Company uses the liability method of accounting for income taxes whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.
Income tax provision includes United States federal, state and local income taxes, as well as foreign income taxes, and is based on pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company's annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local as well as foreign income taxes, and the ability of the Company to use tax credits and net operating loss carryforwards.

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
Net Income (Loss) Per Share
The Company used the two-class method to compute net income per share for the years ended December 31, 2010 and 2009, because the Company had previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. In May 2010, all of the Company's outstanding convertible preferred stock converted into common stock in connection with the Company's initial public offering. Prior to the conversion, the holders of the Series C convertible preferred stock were entitled to receive dividends when, as and if declared by the board of directors, in preference to a declaration or payment of a dividend, at a rate of $0.7114 per share. In addition, the holders of the Series A and Series B convertible preferred stock were entitled to receive dividends, when, as and if declared by the board of directors, in preference to any common stock of the Company. The dividends were non-cumulative and no such dividends were declared or paid. Holders of Series A, Series B and Series C convertible preferred stock did not share in losses of the Company.
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

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)
Due to losses incurred during the year ended December 31, 2009, the shares associated with stock options, convertible preferred stock warrants and convertible preferred stock are not included in diluted net loss per share because they are anti-dilutive.
In May 2010, in conjunction with the Company's initial public offering, all of the Company's Series P, Series Q, Series R and Series S common stock converted into undesignated common stock. Prior to the conversion, the Series P, Series Q, Series R and Series S common stock had the same dividend rights, and therefore, resulted in basic and diluted net income (loss) per share being the same for each class of common stock. As such, net income (loss) per share for the years ended December 31, 2011, 2010 and 2009 is presented on a combined basis.
Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Basic net income (loss) per share
Numerator:
Net income (loss)	$14,863	$3,455	$(2,095)
Less: Undistributed earnings allocated to participating preferred stock	—	(407)	—
Net income (loss) attributable to common stockholders	$14,863	$3,048	$(2,095)
Denominator:
Weighted average common shares outstanding, basic	18,151	14,155	7,313
Basic net income (loss) per common share	$0.82	$0.22	$(0.29)

Diluted net income (loss) per share
Numerator:
Net income (loss) attributable to common stockholders	$14,863	$3,455	$(2,095)
Denominator:
Weighted average common shares outstanding, basic	18,151	14,155	7,313
Add: Outstanding convertible preferred stock (1)	—	1,733	—
Add: Outstanding convertible preferred stock warrants (2)	14	74	—
Add: Restricted stock units	42	1	—
Add: Options to purchase common stock	1,306	1,554	—
Weighted average common shares outstanding, diluted	19,513	17,517	7,313
Diluted net income (loss) per common share	$0.76	$0.20	$(0.29)

(1)	Immediately prior to the closing of the Company's initial public offering, each share of the Company's outstanding preferred stock was converted into one share of undesignated common stock.

(2)	Upon the closing of the Company's initial public offering, all outstanding preferred stock warrants were converted into warrants to purchase common stock.

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies (Continued)
The following table displays the Company's other outstanding common stock equivalents that were excluded from the computation of diluted net loss per share for the three years ended December 31, 2011, as the effect of including them would have been anti-dilutive (in thousands):

	As of December 31,
	2011	2010	2009
Convertible preferred stock	—	—	5,316
Convertible preferred stock warrants	2	2	253
Options to purchase common stock	1	250	1,153

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

Baigent was acquired for approximately $2.9 million in cash, approximately (i) $289,000 of which has been held back for a period of 15 months from the acquisition date to compensate the Company for any breach of a representation or warranty or any violation or default of any obligation by the sellers subsequent to the acquisition and (ii) $59,000 of which was held back and was paid to the sellers during the fourth quarter of 2011 based on Baigent's execution of an agreement for Baigent's software and services with a named UK charity. The $289,000 holdback is recorded as a current liability on the consolidated balance sheet. In addition, the Company agreed to pay up to approximately $400,000 in additional cash consideration over the next three and a half years to certain employees of Baigent upon the achievement by Baigent of certain milestone-based objectives, the payment of which are guaranteed by Convio in the event that such milestone-based objectives are achieved. Payouts under these agreements are contingent upon the future employment of these Baigent employees with Convio and were therefore not included as consideration in recording the business combination but will be recorded as compensation expense as earned.

The Company recorded the purchase of Baigent using the acquisition method of accounting and accordingly, recognized assets acquired and liabilities assumed at their fair values as of the date of acquisition. The results of Baigent's operations are included in the Company's consolidated results of operations beginning with the date of acquisition. Proforma results of operations related to this acquisition have not been presented since Baigent's operating results up to the date of acquisition were not material to the Company's consolidated financial statements.

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
3. Business Combinations (Continued)
The purchase price was allocated as follows (in thousands):

Assets Acquired:
Accounts receivable	$300
Cash	229
Other current assets	48
Property and equipment	35
Customer relationships	539
Noncompete agreements	131
Intellectual property	550
Trade names	3
Goodwill	1,598
Total assets acquired	3,433
Liabilities assumed:
Deferred revenue	87
Current liabilities	175
Long-term deferred tax liability	272
Total liabilities assumed	534
Net assets acquired	$2,899

The noncompete agreements intangible asset relates to agreements with certain individuals that were formerly associated with Baigent and will be amortized over a three and a half-year term. The customer relationships and intellectual property intangible assets acquired will be amortized over a three-year term from the acquisition date. The trade name intangible asset will be amortized over a six month term from the acquisition date.

Baigent acquisition related costs of $275,000 for the year ended December 31, 2011 have been included in general and administrative expenses on the consolidated statement of operations. No estimated compensation expense related to the achievement of Baigent milestones have been included in the consolidated statement of operations for the year ended December 31, 2011 as the milestone-based objectives for fiscal 2011 were not achieved.

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

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
3. Business Combinations (Continued)
StrategicOne acquired the assets and assumed certain liabilities in exchange for $4.9 million in cash, $500,000 of which has been held back for a period of 18 months from the acquisition date to compensate the Company for any breach of a representation or warranty, or any violation or default of any obligation by StrategicOne, LLC subsequent to the acquisition and is recorded as a current liability on the consolidated balance sheet as of December 31, 2011. In addition, Convio agreed to deliver up to 50,000 shares of Convio common stock (acquisition date fair value of $450,000) and pay up to $1.3 million in additional cash consideration over the next three years contingent upon the achievement of certain milestone-based objectives, the payment of which are guaranteed by Convio in the event that such milestone-based objectives are achieved. Payouts under these agreements are contingent upon future employment of certain former StrategicOne, LLC employees with Convio and were therefore not included as consideration in recording the business combination but will be recorded as compensation expense as earned.

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

StrategicOne acquisition related costs of $101,000 and $103,000 for the year ended December 31, 2011 and 2010, respectively, have been included in general and administrative expenses on the consolidated statement of operations. Estimated compensation expense of $305,000 related to the achievement of StrategicOne milestones has been included in cost of services on the consolidated statement of operations for the year ended December 31, 2011.

4. Cash, Cash Equivalents and Marketable Securities
The Company's cash equivalents and marketable securities as of December 31, 2011 and 2010 consisted primarily of U.S. government agency bonds, corporate bonds, commercial paper and money market funds.
The Company's cash, cash equivalents and marketable securities consist of the following (in thousands):

	December 31, 2011
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash:
Cash on hand	$11,034			$11,034
Cash on hand held in money market funds	736			736
Restricted cash held in money market funds	2,329			2,329
Total cash and restricted cash	14,099			14,099
Cash equivalents:
Available-for-sale securities:
Commercial paper	365	—	—	365
Money market funds	1,900	—	—	1,900
Total available-for-sale securities	2,265	—	—	2,265
Total cash and cash equivalents	$16,364	$—	$—	$16,364
Marketable Securities:
Available-for-sale securities:
U.S. government agency	$22,775	$—	$9	$22,784
Corporate bonds	11,236	(10)	—	11,226
Commercial paper	3,848	(1)	—	3,847
Total marketable securities	$37,859	$(11)	$9	$37,857

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
4. Cash, Cash Equivalents and Marketable Securities (Continued)

	December 31, 2010
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash:
Cash on hand	$11,464			$11,464
Cash on hand held in money market funds	740			740
Restricted cash held in money market funds	1,248			1,248
Total cash and restricted cash	13,452			13,452
Available-for-sale securities:
Commercial paper	6,199	—	—	6,199
Money market funds	44	—	—	44
Total available-for-sale securities	6,243	—	—	6,243
Total cash and cash equivalents	$19,695	$—	$—	$19,695
Marketable Securities:
Available-for-sale securities:
U.S. government agency	$24,970	$(18)	$1	$24,953
Corporate bonds	10,226	(5)	1	10,222
Commercial paper	1,599	—	—	1,599
Total marketable securities	$36,795	$(23)	$2	$36,774
The following table summarizes the contractual underlying maturities of the Company's available-for-sale securities at December 31, 2011 (in thousands):

	December 31, 2011
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Due in one year or less	$34,124	$(11)	$5	$34,118
Due after one year through two years	6,000	—	4	6,004
Total available-for-sale securities	$40,124	$(11)	$9	$40,122
At December 31, 2011, the Company performed a review of all of the securities in its portfolio with an unrealized loss position to determine if any other-than-temporary impairments were required to be recorded. Factors considered in the Company's assessment included but were not limited to the following: the Company's ability and intent to hold the security until maturity, the number of months until the security's maturity, the length of time that each security has been in an unrealized loss position, ratings assigned to each security by independent ratings agencies, the magnitude of the unrealized loss compared to the face value of the security and other market conditions. Impairments are not considered other than temporary as the Company has the intent to hold these investments until maturity. No other-than-temporary impairments were identified as of December 31, 2011 related to securities currently in the Company's portfolio. The Company also noted that none of the securities in the portfolio as of December 31, 2011 have been in an unrealized loss position for greater than one year.

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
5. Fair Value Measurements
Financial assets and liabilities with carrying amounts approximating fair value include accounts receivable, accounts payable and accrued expenses and other current liabilities. The carrying amount of these financial assets and liabilities approximates fair value because of their short maturities. The carrying amount of the Company's other long-term liabilities approximate their fair value.
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
The following summarizes the valuation of the Company's financial instruments (in thousands). The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at December 31, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash:
Cash on hand	$11,034	$—	$—	$11,034
Cash on hand held in money market funds	736	—	—	736
Restricted cash held in money market funds	2,329	—	—	2,329
Total cash and restricted cash	14,099	—	—	14,099
Cash Equivalents:
Available-for-sale securities:
Money market funds	365	—	—	365
Commercial paper	—	1,900	—	1,900
Total available-for-sale securities	365	1,900	—	2,265
Total cash and cash equivalents	$14,464	$1,900	$—	$16,364
Marketable Securities:
U.S. government agency	$—	$22,784	$—	$22,784
Corporate bonds	—	11,226	—	11,226
Commercial paper	—	3,847	—	3,847
Total marketable securities	$—	$37,857	$—	$37,857
Total	$14,464	$39,757	$—	$54,221

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
5. Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash:
Cash on hand	$11,464	$—	$—	$11,464
Cash on hand held in money market funds	740	—	—	740
Restricted cash held in money market funds	1,248	—	—	1,248
Total cash and restricted cash	13,452	—	—	13,452
Cash equivalents:
Available-for-sale securities:
Money market funds	44	—	—	44
Commercial paper (1)	—	6,199	—	6,199
Total available-for-sale securities	44	6,199	—	6,243
Total cash and cash equivalents	$13,496	$6,199	$—	$19,695
Marketable Securities:
U.S. government agency (1)	$—	$24,953	$—	$24,953
Corporate bonds (1)	—	10,222	—	10,222
Commercial paper (1)	—	1,599	—	1,599
Total marketable securities	$—	$36,774	$—	$36,774
Total	$13,496	$42,973	$—	$56,469

(1)
In the third quarter of fiscal year 2011, the Company determined that certain of its available for sale marketable securities should have been classified as Level 2 as these securities are valued using significant other observable inputs. Accordingly, such investments held in prior periods have been reclassified and properly presented as Level 2. These changes in the disclosed classification had no effect on the reported fair values of these investments.

The Company's cash equivalents and short-term investments that are classified as Level 1 are valued using quoted prices and other relevant information generated by market transactions involving identical assets. Cash equivalents and short-term investments classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data.
Changes in Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2010 was as follows (in thousands):

December 31, 2009, preferred stock warrant liability	$1,375
Unrealized losses, net	15
Reclassification of preferred stock warrant liability to additional paid-in capital	(1,390)
December 31, 2010, preferred stock warrant liability	$—

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
6. Property and Equipment
Property and equipment, which includes software purchased or developed for internal use, is comprised of the following (in thousands):

	Year Ended December 31,
	2011	2010
Computer software	$2,052	$1,846
Computer equipment	14,122	11,500
Furniture and fixtures (including furniture and fixtures under capital lease of zero and $107 in 2011 and 2010, respectively)	1,552	1,303
Leasehold improvements	706	644
Capitalized software development costs	3,168	937
	21,600	16,230
Less: Accumulated depreciation and amortization	(14,489)	(11,621)
	$7,111	$4,609
7. Commitments and Contingencies
On October 10, 2011, the Company entered into a Fourth Amendment to Lease (the "Fourth Amendment") to extend and expand the Company's corporate headquarters lease in Austin, Texas. The Fourth Amendment provides for, among other things, a ten year extension of the term of the current lease until September 30, 2023. Under the terms of the Fourth Amendment, the Company will initially increase its leased space by approximately 23,000 square feet on January 1, 2012 for a total of approximately 113,000 square feet, and additionally increase its leased space by approximately 20,000 square feet on July 31, 2016 for a total of approximately 133,000 square feet. In addition to paying for its proportionate share of increases in operating expenses and taxes, and paying for certain capital expenditures, the Company will pay base rent in an aggregate amount equal to approximately $28.4 million for the period from October 1, 2011 through September 30, 2023. The Fourth Amendment provides for two options for the Company to extend the term of the current lease for additional terms of five years each. The Company will also be entitled to an allowance of approximately $3.3 million from Landlord for tenant improvements, allocated among the existing and new expansion premises. The Fourth Amendment also contains rights of first offer and refusal to lease additional portions of the premises. The Fourth Amendment required the Company to increase the standby letter of credit for its security deposit by $1.1 million, thereby increasing restricted cash.

 In January 2010, the Company entered into a sublease agreement pursuant to which Convio sublet approximately 12,000 square feet of its office facility located in Austin, Texas. The sublease has a term of forty-four months. The total sublease payments receivable over the full forty-four month lease term will be approximately $823,000.

The Company also leases additional office space in the San Francisco Bay Area of California and Washington, D.C. With the acquisition of StrategicOne, LLC, the Company acquired leases for small offices in Overland Park, Kansas and Lincoln, Nebraska and with the acquisition of Baigent, small offices in Chesham, England and London, England.

On February 8, 2011, the Company entered into an office building lease with Emery Station Joint Venture, LLC pursuant to which Convio now leases approximately 6,185 square feet in an office facility located in Emeryville, California. The lease has a term of sixty-three months, which commenced on April 16, 2011. The lease agreement contains escalating rent payments, which may be adjusted for component charges, taxes, insurance and maintenance related to the property. The total base rent payable over the full sixty-three month lease term is approximately $933,000. The Company's former lease for office space in Berkley, California expired in June 2011.

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
7. Commitments and Contingencies (Continued)
On June 13, 2011, the Company entered into an office building lease with Northern Lights, LLC pursuant to which Convio leases approximately 3,872 square feet in an office facility located in Lincoln, Nebraska. The lease has a term of thirty-nine months which commenced on July 5, 2011. The lease agreement contains escalating rent payments, which may be adjusted for component charges, taxes, insurance and maintenance related to the property. The total basic rent payable over the full thirty-nine month lease term is approximately $136,000. The Company's former lease for office space in Lincoln, Nebraska expired in August 2011.
Consolidated rental expense, net of sublease income, was approximately $2.4 million, $2.2 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Rent expense is recognized on a straight-line basis over the life of the leases.
Future minimum payments as of December 31, 2011 under operating lease obligations are as follows (in thousands):

Operating Leases
2012	$2,665
2013	2,966
2014	3,250
2015	3,306
2016	3,260
Thereafter	19,373
Total minimum lease payments	$34,820
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

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
8. Income Taxes
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Income tax provision:
Current:
Federal	$23	$72	$25
Foreign	—	—	—
State	283	227	194
Total Current	306	299	219
Deferred:
Federal	(11,817)	—	—
Foreign	(131)	—	—
State	(338)	—	—
Total Deferred	(12,286)	—	—
Total Provision	$(11,980)	$299	$219
As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $29.9 million, a federal research and development credit carryforward of approximately $1.5 million, and an AMT credit carryforward of approximately $227,000. The net operating loss and research and development credits will begin to expire in 2020 if not utilized.
Utilization of the net operating losses and tax credits may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and research and development credits before utilization.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
8. Income Taxes (Continued)
Significant components of the Company's deferred taxes as of December 31, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Deferred tax assets:
Current deferred tax assets:
Bad debt	$73	$83
Accrued liabilities	953	691
Deferred rent	277	249
Gross current deferred tax assets	1,303	1,023
Valuation allowance	—	(910)
Net current deferred tax assets	1,303	113
Noncurrent deferred tax assets:
Net operating loss carryforwards	9,182	10,223
Research and development credit & AMT carryforwards	1,856	1,582
Stock compensation	1,314	—
Deferred revenue	782	984
State tax credits	432	442
Other	48	809
Gross noncurrent deferred tax assets	13,614	14,040
Valuation allowance	—	(12,484)
Net noncurrent deferred tax assets	13,614	1,556
Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expense	(232)	(180)
Total current deferred tax liabilities	(232)	(180)
Noncurrent deferred tax liabilities
Depreciation and amortization	(1,502)	(108)
Intangibles	(1,170)	(1,381)
Total noncurrent deferred tax liabilities	(2,672)	(1,489)

Net current deferred tax asset	$1,071	$—
Net current deferred tax liability	$—	$(67)
Net noncurrent deferred tax asset	$11,082	$67
Net noncurrent deferred tax liability	$(140)	$—

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
8. Income Taxes (Continued)
In addition to the deferred tax assets listed in the table above, the Company has unrecorded tax benefits of $5.1 million and $1.3 million at December 31, 2011 and December 31, 2010 respectively, primarily attributable to the difference between the amount of the financial statement expense and the allowable tax deduction associated with employee stock options and restricted stock units, which, if subsequently realized will be recorded to additional paid-in capital. As a result of net operating loss carryforwards, the Company was not able to recognize the excess tax benefits of stock compensation deductions because the deductions did not reduce income tax payable.  Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future taxable income.
As of December 31, 2011, the Company believes the objective and verifiable positive evidence of its historical pretax net income, coupled with sustained taxable income and projected future earnings outweighs the negative evidence of its previous year losses. Therefore, the Company determined that it is more likely than not that the Company will realize the benefits associated with its deferred tax assets. As a result, no valuation allowance has been recorded against the Company's deferred tax assets. During 2011, the valuation allowance was thereby decreased by approximately $13.4 million.
The Company's provision (benefit) for income taxes attributable to continuing operations differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income from continuing operations before income taxes in 2011, 2010 and 2009, primarily as a result of the following:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	34.0%	34.0%	(34.0)%
State taxes, net of federal benefit	6.5	7.5	9.4
Change in deferred tax valuation allowance	(464.6)	(43.1)	(8.6)
Permanent items	8.4	3.0	2.8
Research and development tax credits	(8.7)	(6.1)	(6.3)
Warrant revaluation	—	0.1	14.8
Stock compensation	7.0	11.1	30.7
Foreign income taxed at different rate	1.6	—	—
Other	0.3	1.6	2.8
	(415.5)%	8.1%	11.6%
The reconciliation of unrecognized tax benefits at the beginning and end of the year is as follows (in thousands):

Balance at January 1, 2011	$168
Additions based on tax positions related to the current year	25
Decreases based on tax positions related to prior years	—
Balance at December 31, 2011	$193
Future changes in unrecognized tax benefits will impact the Company's effective tax rate.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During 2011, 2010 and 2009, the Company did not recognize any interest or penalties.
The Company files consolidated and separate tax returns in the U.S. federal jurisdiction and in several state jurisdictions. In addition, one of the Company's subsidiaries files in a foreign jurisdiction. The Company is no longer subject to U.S. federal or foreign income tax examinations for years before 2008 and 2009, respectively, and is no longer subject to state and local income tax examinations by tax authorities for years before 2007. The Company is not currently under audit for federal, state or any foreign jurisdictions.

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
Convertible Preferred Stock:
Series A	3,036,198	—
Series B	1,138,380	—
Series C	1,141,459	—
Common Stock:
Series P	5,458,168	—
Series Q	198,796	—
Series R	676,025	—
Series S	1,086,210	—
Undesignated Common Stock	—	12,735,236
Following the consummation of our initial public offering in May 2010, we amended our certificate of incorporation to, among other things, set the authorized capital stock of the company at 45,000,000 shares, par value of $0.001 per share, comprised of 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2011 and 2010, there were no preferred shares designated or issued. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at any meeting of stockholders.

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)
Stock Warrants
On April 29, 2010, in conjunction with the Company's initial public offering, 252,665 shares of common stock issuable upon the exercise of outstanding warrants were converted into an equivalent number of shares of a single class of common stock. Immediately prior to the closing of the initial public offering, a portion of the warrants were net exercised, resulting in the issuance of 72,800 shares of common stock. As of December 31, 2011, 10,589 shares of common stock were issuable upon the exercise of the remaining warrants with a weighted average exercise price of $3.59 per share and a weighted average remaining life of 1.4 years.
Preferred Stock Warrant Liability
Prior to the Company's completion of its initial public offering, freestanding warrants that were related to the Company's preferred stock were classified as liabilities in the accompanying balance sheets. The warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized as a component of other income (expense). The Company recorded $15,000 of other expense in 2010 to reflect the change in fair value of the preferred stock warrants during the period. Upon the closing of the initial public offering on May 4, 2010, all outstanding preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital.
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
2009 Stock Incentive Plan
During 2009, the Company's Board of Directors approved resolutions to adopt the 2009 Stock Incentive Plan (the "2009 Plan") providing for the issuance of up to 580,096 shares of the Company's common stock to directors, employees, consultants and other independent advisors. The share reserve under the 2009 Plan contains an evergreen provision that allows for an annual increase on January 1 of each year equal to the lesser of (a) 4% of the aggregate outstanding shares on the first day of the applicable year and (b) any lesser amount determined by our board of directors. In January 2011, the board of directors approved an annual increase to the 2009 Plan share reserve of 4% of the aggregate outstanding shares at January 1, 2011. Therefore, the total reserve was increased by 704,501 shares. The 2009 Plan provides for the issuance of restricted common stock, incentive stock options or nonqualified stock options. Pursuant to the 2009 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of grant, or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant.

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
9. Stockholders' Equity (Continued)
In the event of a change in control, unvested outstanding stock options and other awards that are payable in or convertible into common stock under the 2009 Plan will terminate upon the effective time of the change in control unless provision is made in connection with the transaction for the continuation or assumption of such awards by, or for the substitution of the equivalent awards under a cash incentive program. 50% of the outstanding stock options and other awards that will terminate upon the effective time of the change in control shall become fully vested immediately before the effective time of the change in control or upon involuntary termination, in the case the participant has completed at least one year of service with the company prior to the change in control. Participants not completing at least one year of service, shall only vest in that number of outstanding stock options and other awards in which the participant would have vested upon the participant's completion of one year of service.
As of December 31, 2011, 655,141 options and 543,647 restricted stock units had been granted from the 2009 Plan. Additionally, as of December 31, 2011, there were 159,684 shares available for future grant under the 2009 Plan.
1999 Stock Option/Stock Issuance Plan
The 1999 Stock Option/Stock Issuance Plan (the "1999 Plan") provided for the issuance of up to 2,021,324 shares of the Company's common stock to directors, employees, consultants and other independent advisors. During 2006, the Company's Board of Directors approved resolutions to increase the number of shares authorized for issuance under the 1999 Plan from 2,021,324 to 2,373,324. During 2007, the Company's Board of Directors approved resolutions to increase the number of shares authorized for issuance under the 1999 Plan from 2,373,324 to 2,988,268. During 2008, the Company's Board of Directors approved resolutions to increase the number of shares authorized for issuance under the 1999 Plan from 2,988,268 to 3,528,588. During 2009, the Company's Board of Directors approved resolutions to increase the number of shares authorized for issuance under the 1999 Plan from 3,528,588 to 3,928,812. The 1999 Plan provided for the issuance of restricted common stock, incentive stock options or nonqualified stock options. Pursuant to the 1999 Plan, the exercise price for incentive stock options was at least 100% of the fair market value on the date of grant, or for employees owning in excess of 10% of the voting power of all classes of stock, 110% of the fair market value on the date of grant.
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

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
9. Stockholders' Equity (Continued)
The options outstanding under the GetActive Plans generally vest with respect to 25% of the shares one year after the options' vesting commencement date and the remainder ratably on a monthly basis over the following three years. Options granted under the GetActive Plans have a maximum term of 10 years. Options could be exercised at any time, and stock issued under the GetActive Plans could be, as determined by the Board, subject to repurchase by the Company. This right to repurchase generally lapses over four years from the original date of issuance or grant. As of December 31, 2011, there were no outstanding shares subject to repurchase by the Company.
Stock compensation expense recorded for all of the stock option plans in 2011, 2010 and 2009 was $3.0 million, $2.0 million and $2.5 million, respectively.
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
The following table summarizes the weighted average grant-date value of options and the assumptions used to develop their fair value for 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Weighted-average grant-date fair value of options	$4.37	$4.31	$1.22
Risk-free interest rate	1.63%	2.28%	1.95%
Expected volatility	0.56	0.62	0.66
Expected life in years	4.64	4.30	4.69
Dividend yield	—	—	—

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
9. Stockholders' Equity (Continued)
A summary of the changes in common stock options issued under all of the existing stock options plans is as follows:

	Shares	Range of Exercise Prices	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding, December 31, 2008	2,783,586	$0.09 - $17.05	$3.98
Granted	1,689,624	$4.57 - $6.31	4.78
Exercised	(25,328)	$0.54 - $4.57	1.46
Forfeited	(1,319,260)	$0.54 - $12.78	7.14
Options outstanding, December 31, 2009	3,128,622	$0.09 - $17.05	$3.10
Granted	251,291	$7.85 - $9.15	8.77
Exercised	(337,157)	$0.09 - $5.97	2.05
Forfeited	(119,847)	$0.09 - $17.05	3.83
Options outstanding, December 31, 2010	2,922,909	$0.09 - $12.78	$3.68	$13,589,196
Granted	403,861	$9.00 - $10.76	9.17
Exercised	(896,945)	$0.27 - $8.75	2.43	$7,071,435
Forfeited	(65,729)	$0.09 - $9.20	3.97
Options outstanding, December 31, 2011	2,364,096	$0.27 - $12.78	$5.03	$14,248,349
The aggregate intrinsic value of options outstanding and options exercised was calculated based on the positive differences between the estimated fair value of the Company's common stock of $11.06 and $8.29 per share on December 31, 2011 and 2010, respectively, or at time of exercise, and the exercise price of the options.
The following table summarizes information about options outstanding at December 31, 2011:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable and Vested	Weighted- Average Exercise Price
$0.27 - $1.14	481,244	2.41	$1.09	481,244	$1.09
$1.24 - $4.15	130,920	3.41	2.39	130,920	2.39
$4.57 - $4.57	797,342	3.84	4.57	739,857	4.57
$5.40 - $8.75	554,534	4.53	6.75	384,611	6.81
$9.15 - $12.78	400,056	6.18	9.19	5,052	10.03
$0.27 - $12.78	2,364,096	4.09	$5.03	1,741,684	$3.96

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
9. Stockholders' Equity (Continued)
At December 31, 2011, there was an estimated $2.4 million of total unrecognized compensation costs related to stock-based compensation arrangements. These costs will be recognized over a weighted average period of 2.4 years.
Cash received from option exercises during 2011 was $2.2 million. The Company has historically issued new shares to satisfy share option exercises.
Restricted Stock Units
A summary of restricted stock unit activity under the Company's stock incentive plans is as follows:

	Shares	Weighted- Average Fair Value
Unvested, December 31, 2009	—	$—
Granted	135,855	9.00
Vested and issued	—	—
Cancelled	(3,465)	9.14
Unvested, December 31, 2010	132,390	9.00
Granted	407,792	10.74
Vested and issued	(39,160)	9.11
Cancelled	(40,329)	10.11
Unvested, December 31, 2011	460,693	$10.43

As of December 31, 2011, there was an estimated $4.2 million of total unrecognized compensation cost related to unvested restricted stock units granted under the Company's 2009 Plan. These costs will be recognized over a weighted average period of 3.0 years.
For restricted stock units granted, the number of shares issued to employees on the date the restricted stock units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of employees. During 2011, the Company withheld 11,863 shares to satisfy $128,000 of employees’ tax obligations. These shares are treated as common stock repurchases and are held as treasury stock in our consolidated financial statements as of December 31, 2011. There was no vesting of restricted stock units in 2010 and 2009.
Stock Option Exchange
In February 2009, the Company's board of directors approved a proposal to offer current employees, consultants or directors the opportunity to exchange outstanding eligible stock options for new options. Other than a reduced exercise price, the exchanged stock options had the same terms and conditions as prior to the repricing. The offer was made to eligible option holders on February 16, 2009 and expired on March 16, 2009. Unexercised options that were granted under our 1999 Plan on or after May 9, 2007 and which had an exercise price equal to or greater than $4.57 per share were eligible under this program. Pursuant to the exchange, the Company subsequently canceled options for 1.1 million shares of common stock and issued an equivalent number of new stock options to eligible holders on March 16, 2009 at an exercise price of $4.57 per share. The incremental $590,000 of compensation due to the exchange was allocated between options vested at the date of issuance and unvested options at the date of issuance. The $435,000 related to vested options was expensed on the date of issuance and the remaining $155,000 related to unvested options will be expensed over the remaining vesting period of the options.

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
10. Employee Benefit Plan
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
11. Subsequent Events

Acquisition by Blackbaud, Inc.

On January 16, 2012, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Blackbaud, Inc., a Delaware corporation ("Blackbaud"), and Caribou Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Blackbaud ("Merger Sub"), for the acquisition of the Company by Blackbaud. Pursuant to the terms of the Merger Agreement, Blackbaud (through Merger Sub) will make a cash tender offer for all of the issued and outstanding shares of the Company’s common stock at a per share purchase price of $16.00, for aggregate consideration of approximately $275 million.

As promptly as practicable following the consummation of the tender offer, Merger Sub will merge with and into the Company and the Company will become a wholly-owned subsidiary of Blackbaud (the "Merger"). In the Merger, the remaining stockholders of the Company, other than stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be entitled to receive the $16.00 per share of common stock. Upon completion of the Merger, all outstanding vested options to purchase the Company’s common stock shall be converted into the right to receive cash equal to the spread and unvested options and restricted stock units shall be assumed by Blackbaud.

The Merger Agreement includes customary representations, warranties and covenants of Blackbaud, Merger Sub and Convio. Blackbaud and Merger Sub have made various representations and warranties and agreed to specified covenants in the Merger Agreement regarding, among other things, Blackabaud's efforts to secure and maintain any necessary third party financing. The Company has made various representations and warranties and agreed to specified covenants in the Merger Agreement, including covenants relating to the Company’s conduct of its business between the date of the Merger Agreement and the closing of the Merger, restrictions on solicitation of proposals with respect to alternative transactions, public disclosures and other matters. The Merger Agreement contains certain termination rights for both Blackbaud and Convio, and further provides that, upon termination of the Merger Agreement under specified circumstances, including a termination by Convio pursuant to an unsolicited superior proposal, Convio is required to pay Blackbaud a termination fee of $11.0 million plus all reasonable, documented out-of-pocket expenses of up to $1.5 million. The Merger Agreement also provides that in the event of termination in certain circumstances because of or if there exists any antitrust action, any antitrust consent has not been obtained or any antitrust order has not been vacated, filed, reversed or overturned, then, subject to certain conditions in the Merger Agreement, Blackbaud is required to pay Convio a termination fee of $11.0 million plus all reasonable, documented out-of-pocket expenses of up to $1.5 million.

The Company’s Board of Directors has approved the Merger Agreement and unanimously recommends that its stockholders accept the tender offer.

Convio, Inc.
Notes to Consolidated Financial Statements (Continued)
11. Subsequent Events (Continued)
The consummation of the tender offer and the Merger is subject to customary closing conditions. Additionally, the waiting periods applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other applicable antitrust laws must have expired and all antitrust consents must have been obtained prior to closing. Depending on the number of shares held by Blackbaud after its acceptance of the shares properly tendered in connection with the tender offer, approval of the Merger by the holders of the Company’s outstanding shares remaining after the completion of the tender offer may be required.
Increase in 2009 Stock Incentive Plan Equity Pool
The share reserve under the 2009 Plan contains an evergreen provision that allows for an annual increase on January 1 of each year beginning in 2011 and through 2019 equal to 4% of the aggregate outstanding shares on December 31 of each preceding calendar year or a lesser amount as determined by our board of directors. In January 2012, the Company's Board of Directors approved an annual increase to the 2009 Plan share reserve of 4% of the 18,591,316 aggregate outstanding shares at December 31, 2011. Therefore, the total reserve was increased by 743,652 shares.
Stock and Cash Earnouts Paid
In connection with the StrategicOne acquisition in January 2011, the Company agreed to deliver up to 50,000 shares of Convio common stock and pay up to $1.3 million in additional cash consideration to certain former StrategicOne LLC employees over the next three years contingent upon the achievement of certain milestone-based objectives and continued employment with Convio, as discussed in Footnote 3 - Business Combinations. In the first quarter of 2012, the Company issued 16,666 common stock shares and paid approximately $333,000 to these employees per the terms of the acquisition agreement.

Supplementary Financial Information (Unaudited)

The following tables set forth our unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters ended December 31, 2011. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K and you should read the following tables in conjunction with such financial statements. The table includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of future results.
Quarterly financial information for 2011 and 2010 is as follows (in thousands, except per share amounts):

	Three Months Ended
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
	(in thousands)
Statements of Operations Data:
Total revenue	$20,400	$21,038	$20,652	$18,263	$16,980	$17,855	$18,216	$16,693
Gross profit	12,242	12,994	13,058	10,912	10,638	11,360	11,809	10,396
Income (loss) from operations	130	1,300	1,464	(103)	(154)	1,684	1,507	737
Income (loss) before income taxes	152	1,321	1,489	(79)	(76)	1,700	1,924	206
Net income (loss) (1)	12,487	1,120	1,328	(72)	65	1,505	1,703	182
Earnings per share:
Basic	$0.68	$0.06	$0.07	$(0.00)	$0.00	$0.09	$0.11	$0.01
Diluted	$0.64	$0.06	$0.07	$(0.00)	$0.00	$0.08	$0.10	$0.01

(1)
Net income for the fourth quarter of 2011 included a tax benefit of approximately $12.0 million. As of December 31, 2011, the Company believed the objective and verifiable positive evidence of its historical pretax net income, coupled with sustained taxable income and projected future earnings outweighed the negative evidence of its previous year losses and the Company determined that it was more likely than not that the Company would realize the benefits associated with its deferred tax assets. As a result, no valuation allowance was recorded against the Company's deferred tax assets and the valuation allowance was thereby decreased by approximately $13.4 million.

Earnings per common share are computed independently for each of the periods presented and, therefore, may not add up to the total for the year.